Form 10-Q
period 1995-03-31
ML LEE ACQUISITION FUND II L P
filed 1995-05-15
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 1995

                 Commission File Number 0-17383

                ML-LEE ACQUISITION FUND II, L.P.
     (Exact name of registrant as specified in its Governing
                          Instruments)

     Delaware  04-3028398
(State or other jurisdiction   (IRS Employer Identification No.)
of incorporation or organization)

               World Financial Center
              South Tower - 23rd Floor
           New York, New York  10080-6123
  (Address of principal executive offices and zip
                       code)

Registrant's telephone number, including area code:(212) 236-7303

Securities registered pursuant to Section 12(b) of the Act: None
Name on each exchange on which registered:  Not Applicable
Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest
                        (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ___.

Aggregate market value of voting securities held by non-affiliates: Not Applicable.

                 PART I - FINANCIAL INFORMATION

                ML-LEE ACQUISITION FUND II, L.P.

                        TABLE OF CONTENTS

Part I.  Financial Information
                                                     Page
Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
Capital as of March 31, 1995 and December 31, 1994      3

Statements of Operations - For the Quarters Ended
March 31, 1995 and March 31, 1994                       4

Statements of Changes in Net Assets - For the
Quarters Ended March 31, 1995 and March 31, 1994        5

Statements of Cash Flows - For the Quarters Ended
March 31, 1995 and March 31, 1994                       6

Statement of Changes in Partner's Capital               7

Schedule of Portfolio Investments - March 31, 1995      8

Notes to Financial Statements                          14

Supplemental Schedule of Realized Gains and Losses -
(Schedule 1)                                           28

Supplemental Schedule of Unrealized Appreciation and
Depreciation - (Schedule 2 )                           29

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations          31

Part II.  Other Information                            40

                ML-LEE ACQUISITION FUND II, L.P.
     STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)

                                            March
                                           31,1995      December
                                         (Unaudited)    31, 1994
ASSETS:
Investments - Notes 2,4
Portfolio Investments, at fair value
 Managed Companies                           $106,443     $120,895
  (amortized cost $114,129 at
  March 31, 1995 and $114,726 at
  December 31, 1994)                         $106,443     $120,895
 Non-Managed Companies
  (amortized cost $29,891 at March 31,
  1995 and $29,888 at December 31, 1994)       24,335       26,753
 Temporary Investments, at amortized
  cost (cost $18,815 at March 31, 1995 and
  $18,345 at December 31, 1994)                18,914       18,390
Cash                                                6            1
Accrued Interest Receivable - Note 2            2,222        1,763
Prepaid Expenses                                    3            4
TOTAL ASSETS                                  151,923     $167,806

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
  Professional Fees Payable                      $113         $160
  Independent General Partners' Fees
    Payable - Note 11                              34           46
  Deferred Interest Income - Note 2               849          886
Total Liabilities                                 996        1,092

Partners' Capital - Note 2
  Individual General Partner                       36           40
  Managing General Partner                      4,814        4,780
  Limited Partners (221,745 Units)            146,077      161,894
Total Partners' Capital                       150,927      166,714

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $151,923     $167,806

       See the Accompanying Notes to Financial Statements.

                ML-LEE ACQUISITION FUND II, L.P.
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)
                                     For the Quarters Ended
                                     March 31,    March 31,
                                       1995         1994
INVESTMENT INCOME - NOTES 2,6:
Interest                                 $1,957       $5,445
Discount                                    286          564
Dividends                                     -           84
TOTAL INCOME                              2,243        6,093

EXPENSES:
Investment Advisory Fee - Note 8            391          446
Fund Administration Fee - Note 9            201          214
Amortization of Deferred
  Organization expenses - Note 2              -           14
Professional Fees                           144          390
Reimbursable Administrative
  Expenses - Note 10                          1            -
Independent General Partners' Fees
  and Expenses - Note 11                     44           25
Insurance Expense                             1            1
TOTAL EXPENSES                              782        1,090

NET INVESTMENT INCOME                     1,461        5,003

Net Realized Gain on Investments -
  Note 4 and Schedule 1                   6,682          503

Net Change in Unrealized
  Depreciation on Investments -
  Note 5 and Schedule 2                (16,278)      (3,921)

NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS      (8,135)        1,585

Lee:  Incentive Fee to Managing
  General Partner                       (4,863)            -

NET INCREASE (DECREASE) AVAILABLE
  FOR PRO-RATA DISTRIBUTION TO ALL
  PARTNERS                            $(12,998)       $1,585

       See the Accompanying Notes to Financial Statements.

                ML-LEE ACQUISITION FUND II, L.P.
               STATEMENTS OF CHANGES IN NET ASSETS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                     For the Quarters Ended
                                     March 31,    March 31,
                                        1995         1994
FROM OPERATIONS:

Net Investment Income                   $  1,461      $ 5,003

Net Realized Gain on Investments -
 Note 4 and Schedule 1                     6,682          503

Net Change in Unrealized
 Depreciation on Investments - Note
 5 and Schedule 2                       (16,278)      (3,921)

Net Increase (Decrease) in Net
 Assets Resulting From Operations        (8,135)        1,585

Cash Distributions to Partners           (7,652)     (11,804)

Total Decrease                          (15,787)     (10,219)

NET ASSETS:

Beginning of Year                        166,714      297,301

End of Period                          $ 150,927     $287,082


       See the Accompanying Notes to Financial Statements.

                ML-LEE ACQUISITION FUND II, L.P.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)
                                             For the Quarters Ended
                                             March 31,     March 31,
                                               1995         1994
INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest, Discount and Dividends                 $ 1,689       $ 6,473
Professional Fees                                  (153)         (431)
Investment Advisory Fee                            (391)         (446)
Fund Administration Fee                            (201)         (214)
Independent General Partners' Fees and
  Expenses                                          (56)          (52)
Insurance Expense                                      -             -
Reimbursable Administrative Expenses                (39)             -
(Purchase) Sale of Temporary Investments,
  Net                                              (470)         5,976
Proceeds from Sales of Portfolio Company
  Investments                                      7,278         1,667
Net Cash Provided by Operating Activities          7,657        12,973
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distributions to Partners                   (7,652)      (11,804)
Net Cash Applied to Financing Activities         (7,652)      (11,804)
Net Increase in Cash                                   5         1,169
Cash at Beginning of Year                              1             1
Cash at End of Period                               $  6      $  1,170

               RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING
                             ACTIVITIES

Net Investment Income                           $  1,461      $  5,003
Adjustments to Reconcile Net Investment
  Income to Net Cash Provided by Operating
Activities:
Decrease in Investments                              126        17,841
Increase in Receivable for Investment Sold             -      (10,198)
(Increase)Decrease in Accrued Interest
  Receivables                                      (554)           380
Decrease in Prepaid Expenses                           1             2
Amortization of Deferred Organization                  -            14
  Expenses
Decrease in Professional Fees Payable               (47)          (46)
Decrease in Independent General Partners'
  Fees Payable                                      (12)          (23)
Decrease in Option Payable                             -         (503)
Net Realized Gain on Investments                   6,682           503
Total Adjustments                                  6,196         7,970
Net Cash Provided by Operating Activities        $ 7,657      $ 12,973

       See the Accompanying Notes to Financial Statements.

                ML-LEE ACQUISITION FUND II, L.P.
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                    Individual   Managing     Limited
                                     General     General     Partners      Total
                                     Partner     Partner
For the Quarter Ended March 31, 1995

Partners' Capital at January 1,
  1995                                   $ 40     $ 4,780     $161,894    $166,714
Allocation of Net Investment Income
  - Note 3                                  -         386        1,075       1,461
Allocation of Net Realized Gain on
  Investments - Notes 3,4                   2         734        5,946       6,682
Allocation of Net Change in
  Unrealized Depreciation on
  Investments - Notes 2,5                  (4)        (37)     (16,237)    (16,278)
Cash Distributions to Partners             (2)     (1,049)      (6,601)     (7,652)
Partners' Capital at March 31, 1995
  - Notes 2,3                            $ 36     $ 4,814     $146,077    $150,927


       See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investme
                                                                                                   nts
              MEZZANINE INVESTMENTS
              MANAGED COMPANIES

              ANCHOR ADVANCED PRODUCTS, INC. (b)
$5,867        Anchor Advanced Products, Inc., Sr. Sub. Nt.     04/30/90      $5,867     $5,867
                11.67% due 04/30/00 (c)
$7,822        Anchor Advanced Products, Inc., Jr. Sub. Nt.     04/30/90       7,822      7,822
                17.5% due 04/30/00 (c)
162,967       Anchor Holdings Inc., Common Stock (d)           04/30/90       1,548      1,548
Shares
247,710       Anchor Holdings Inc., Common Stock Purchase      04/30/90           0          0
Warrants        Warrants (d)
               (26.5% of fully diluted common equity assuming                15,237     15,237     10.18
              exercise of warrants)

              BIG V SUPERMARKETS, INC. (b)
$13,037       Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14%    12/27/90      13,037     13,037
                due 03/15/01(c)
117,333       Big V Holding Corp., Common Stock (d)            12/27/90       4,107      4,107
Shares
               (16.6% of fully diluted common equity)(k)                     17,144     17,144     11.45

              COLE NATIONAL CORPORATION
1,341         Cole National Corporation, Common Stock          09/26/90           0          0
Warrants        Purchase Warrants(d)
               (0.0% of fully diluted common equity assuming
              exercise of warrants)
                $1,393 13% Sr. Secured Bridge Note
                Purchased 09/25/90               $1,393
                Repaid 11/15/90                  $1,393
                Realized Gain                    $    0                           0          0      0.00

              CST OFFICE PRODUCTS, INC. (b) - Note 6
$6,355        Lee-CST Acquisition Corp., Sr. Sub. Nt. 12% due  03/30/90       6,355      6,355
                03/31/00(c)(h)
$6,355        Lee-CST Acquisition Corp., Jr. Sub. Nt. 18% due  03/30/90       6,355      6,355
                03/31/00(c)(h)
$2,294        CST Office Products Corp., Sr. Sub. Nt. 15% due   Various         195        195
                03/31/00(c)(f)(h)
$3,047        CST Office Products Corp., Jr. Sub. Nt. 15% due   Various           0          0
                06/30/96(c)(f)(h)
162,949       Lee-CST Holding Corp., Common Stock (d)          03/30/90       1,304      1,304
Shares
177,207       Lee-CST Holding Corp., Common Stock Purchase     03/30/90           0          0
Warrants        Warrants (d)
               (23.1% of fully diluted common equity assuming                14,209     14,209      9.49
              exercise of warrants)

             See the Accompanying Notes to the Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              FIRST ALERT, INC.(b) - Note 5
2,058,474     First Alert, Inc., Common Stock(a)(d)            07/31/92      $3,320    $21,357
Shares
               (8.1% of fully diluted common equity)(k)
                $ 10,198 12.5% Sub. Note
                Purchased 07/31/92               $10,198
                Repaid 03/28/94                  $10,198
                Realized Gain                    $     0                      3,320     21,357      14.26

              GHIRARDELLI HOLDINGS CORPORATION (b) - Note 16
$4,672        Ghirardelli Holdings Corporation, 13%            03/31/92       4,672      4,672
                Subordinated Note due 03/31/02(c)
467,200       Ghirardelli Holdings Corporation, Common         03/31/92         934        934
Shares          Stock(d)
               (8.2% of fully diluted common equity)
                $ 7,008 Sr. Bridge Note
                Purchased 03/31/92               $7,008
                Repaid 06/11/92                  $7,008
                Realized Gain                    $    0                       5,606      5,606       3.74

              HILLS STORES COMPANY (b) - Notes 4,5,16
458,432       Hills Stores Company, Common Stock(a)(j)         04/03/90      30,246      9,283
Shares
219,156       Hills Stores Company, Common Stock Rights (d)    Various        4,530      1,354
Rights
               (3.7% of fully diluted common equity assuming                 34,776     10,637       7.11
              exercise of put options)

              PETCO ANIMAL SUPPLIES, INC. (b) - Notes 5,16
236,968       Petco Animal Supplies, Common Stock(a)(d)        Various        3,885      4,976
Shares
               (3.9% of fully diluted common equity)
                $52 14% Sr. Sub. Bridge Notes
                Purchased various                $   52
                Repaid 04/19/91                  $   52
                Realized Gain                    $    0
                $1,667 12.5% Sr. Sub. Notes
                Purchased various                $1,667
                Repaid 03/28/94                  $1,667
                Realized Gain                    $    0
                Total Realized Gain              $    0                       3,885      4,976       3.32

               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              PLAYTEX PRODUCTS, INC. - Notes 5,7
343,726       Playtex Products, Inc., Common Stock (a) (d)     03/29/90      $5,299     $2,750
Shares
               (1.1% of fully diluted common equity)
                $7,333 15% Subordinated Note
                Purchased 03/29/90              $7,333
                Sold 09/28/90                   $7,349
                Realized Gain                   $   16
                84,870 Shares Common Stock
                Purchased 03/29/90              $  282
                Sold 12/20/91                   $  328
                Realized Gain                   $   46
                $7,334 15% Subordinated Note
                Purchased 03/29/90              $7,334
                Sold 02/01/93                   $7,327
                Realized Loss                   $   (7)
                Total Net Realized Gain         $   55                        5,299      2,750       1.84

              RESTAURANTS UNLIMITED
$6,044        Restaurants Unlimited, 11% Subordinated Note     06/03/94       6,044      6,044
                due 06/30/02(c)
391,302       Restaurants Unlimited, Common Stock Warrants(d)  06/03/94           0          0
Warrants
               (2.4% of fully diluted common equity)                          6,044      6,044       4.04

              STANLEY FURNITURE COMPANY, INC. (b) - Note 5
23,105 Shares Stanley Furniture Company, Inc., Common          06/30/91         291        165
                Stock(a)(j)
               (0.4% of fully diluted common equity)                            291        165       0.12


               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              SUN PHARMACEUTICALS CORP.(b) - Note 7
$8,318        Sun Pharmaceuticals Corp., 12.5% Sub. Nt. due                $  8,318   $  8,318
                12/31/02 (c)
7,444.5       Banana Boat Holding Corp., Common Stock                             0          0
Warrants        Purchase Warrants (d) (i)
               (5.9% of fully diluted common equity assuming
              exercise of warrants)
                $11,051 Sr. Bridge Note
                Purchased 12/03/92              $11,051
                Repaid 12/18/92                 $11,051
                Realized Gain                   $     0                       8,318      8,318       5.56
              TOTAL INVESTMENT IN MANAGED COMPANIES                        $114,129   $106,443      71.11

              NON-MANAGED COMPANIES

              BIOLEASE, INC.
$784          Biolease, Inc., 13% Sub. Nt. due 06/06/04 (c)    06/08/94         676        685
96.56 Shares  BioLease, Inc., Common Stock (d)                 06/08/94          94         94
40,057        Biotransplant, Inc., Common Stock Purchase       06/08/94          14         14
Warrants        Warrants (d)
                                                                                784        793       0.53
              FITZ AND FLOYD/SYLVESTRI -Notes 4,5,6
$10,281       FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due     03/31/93      10,266     10,268
                03/31/03(c)
$ 2,419       FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due     07/30/93       2,414      2,414
                03/31/03(c)
1,511,856     FF Holding Co., Common Stock (d)                 03/31/93          15          0
Shares
514,636       FF Holding Co., Common Stock (d)                 07/30/93           5          0
Shares
                                                                             12,700     12,682      8.47
              FLA. ORTHOPEDICS, INC. - Note 6
$4,842        FLA. Acquisition Corp., 12.5% Sub. Nt. due       08/02/93       4,842      2,421
                07/31/99(c)
121,040       FLA. Holdings, Inc. Common Stock(d)              08/02/93       1,513          0
Shares
72,624        FLA. Holdings, Inc. Common Stock Purchase        08/02/93           0          0
Warrants        Warrants(d)
                                                                              6,355      2,421       1.62
              NATIONAL TOBACCO COMPANY, L.P.
$3,503        National Tobacco Company, 13% Sub. Nt. due       04/14/92       3,503      3,503
                10/15/98(c)
$  115        National Tobacco Company, 16% Sub. Nt. due       06/30/93         115        115
                10/15/98(c)(f)
$  234        National Tobacco Company, Class A Partnership    04/14/92         234        234
                Int.(d)
                                                                              3,852      3,852       2.57

               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              SORETOX
$6,189        Stablex Canada, Inc., Sub. Nt. 14% due 11/30/01  12/06/91     $ 6,189    $ 4,587
                (c)
183,921       176347 Canada, Inc., Common Stock Purchase       12/06/91           0          0
Warrants        Warrants (d)
                                                                              6,189      4,587       3.06

              TOTAL INVESTMENT IN NON-MANAGED COMPANIES                     $29,880     24,335      16.25


              SUMMARY OF MEZZANINE INVESTMENTS

              Subordinated Notes                               Various       86,670     82,658      55.22
              Partnership Interest                             04/14/92         234        234       0.16
              Common Stock, Warrants and Stock Rights          Various       57,105     47,886      31.98

              TOTAL MEZZANINE INVESTMENTS                                  $144,009   $130,778      87.36



               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              TEMPORARY INVESTMENTS

              CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
$  605        Banque Nationale de Paris, 3.875% due 03/29/96   8/18/93      $   605  $       6
                - Note 14                                                                     05
              TOTAL INVESTMENT IN C/D'S AND TIME DEPOSITS                       605        605        .40

              COMMERCIAL PAPER
$6,000        BMW, 6.0% due 04/03/95                           02/14/95       5,952      5,998
$3,730        BMW 5.95% due 04/03/95                           03/15/95       3,718      3,729
$8,086        Ford Motor Corp., 5.94 due 04/03/95              03/01/94       8,042      8,083
$  500        General Electric Capital Services, Inc., 5.6%    03/21/95         498        499
                due 04/18/95
              TOTAL INVESTMENT IN COMMERCIAL PAPER                           18,210     18,309      12.22
              TOTAL TEMPORARY INVESTMENTS                                  $ 18,815   $ 18,914      12.62

              TOTAL INVESTMENT PORTFOLIO                                   $162,824   $149,692       100%


(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $9 for Mezzanine Investments and
     $45 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Represents a dollar amount of less than one thousand dollars.
(h)  Non-accrual investment status.
(i)  Call option written against this security.
(j)  Non-income producing equity security.

               See the Accompanying Notes to Financial Statements.

                ML-LEE ACQUISITION FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1995
                           (UNAUDITED)


1.  Organization and Purpose

   ML-Lee Acquisition Fund II, L.P. ("Fund II") (formerly T.H. Lee Acquisition Fund II, L.P.) was formed along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"; collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Funds' operations commenced on November 10, 1989.

   Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring Fund II's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the Investment Adviser to the Funds, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee.

   Fund II has elected to operate as a business development company under the Investment Company Act of 1940. Fund II's primary investment objective is to provide current income and capital appreciation potential by investing in privately-structured, friendly leveraged buyouts and other leveraged transactions. Fund II pursues this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. Fund II may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing.

     As stated in the Prospectus, Fund II will terminate no later than January 5, 2000, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of Fund II. Fund II will then have five additional years to liquidate its remaining investments.

2.  Significant Accounting Policies

Basis of Accounting

   For financial reporting purposes, the records of Fund II are maintained using the accrual method of accounting. For Federal income tax reporting purposes, the results of operations are adjusted to reflect statutory requirements arising from book to tax differences.

Valuation of Investments

   Securities for which market quotations are readily available are valued by reference to such market quotation using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of Fund II. For privately issued securities in which Fund II typically invests, the fair value of an investment is its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction.

   Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market.

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the trading price at March 31, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

   Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General
Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

   All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1995 and December 31, 1994, Fund II had in its portfolio of investments $310,007 of payment-in-kind debt securities which excludes $5,145,942 and $4,479,539, respectively, of payment-in-kind securities received from notes placed on non-accrual status. As of March 31, 1995 and December 31, 1994, Fund II had in its portfolio of investments $2,322,516 of payment-in-kind equity securities.

Deferred Organization Expenses

   Organization costs of $292,128 for Fund II were fully amortized on a straight-line basis as of November 10, 1994.

Investment Transactions

   Fund II records investment transactions on the date on which it obtains an enforceable right to demand the securities or payment therefor. Fund II records Temporary Investment transactions on the trade date.

   Realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

Sales and Marketing Expenses, Offering Expenses and Sales Commissions

   Sales commissions and selling discounts were allocated to the specific Partners' accounts in which they were applied. Sales and marketing expenses and offering expenses were allocated between the Funds in proportion to the number of Units issued by each fund and to the Partners in proportion to their capital contributions.

Deferred Interest Income

   All fees received by Fund II upon the funding of Mezzanine or Bridge Investments are treated as deferred interest income and amortized over the maturity of such investments.

Partners' Capital

   Partners' Capital represents Fund II's equity divided in proportion to the Partners' Capital Contributions and does not represent the Partners' Capital Accounts. Profits and losses, when realized, are allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

Interim Financial Statements

   The financial information included in this interim report as of March 31, 1995 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1995 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

3.  Allocations of Profits and Losses

    Pursuant to the Partnership Agreement, all profits from Temporary Investments generally are allocated 99.75% to the Limited Partners, 0.23% to the Managing General Partner and 0.02% to the Individual General Partner. Profits from Mezzanine
Investments will, in general, be allocated as follows:

   first, if the capital accounts of any partners have negative balances, to such partners in proportion to the negative balances in their capital accounts until the balances of all such capital accounts equal zero, second, 99.75% to the Limited Partners, 0.23% to the Managing General Partner and 0.02% to the Individual General Partner until the sum allocated to the Limited Partners equals any previous losses allocated together with a cumulative Priority Return of 10% on the average daily amount in Mezzanine Investments, and any outstanding Compensatory Payments, third, 69.75% to the Limited Partners, 30.225% to the Managing General Partner and 0.025% to the Individual General
   Partner until the Managing General Partner has received
   20.225% of the total profits allocated,

   thereafter, 79.75% to the Limited Partners, 20.225% to the Managing General Partner and 0.025% to the Individual General
   Partner.

   Losses will be allocated in reverse order of profits previously allocated and thereafter 99.75% to the Limited
Partners, 0.23% to the Managing General Partners and 0.02% to the
Individual General Partner.

4.  Investment Transactions

   On January 27, 1995, Fund II sold 227,437 shares of
EquiCredit common stock realizing a gain of $6,682,098 on an original investment of $595,886. The proceeds from the sale were distributed to Fund II's partners in a special distribution on February 14, 1995.

   On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24,985,029 for Fund II. As of March 31, 1995, the reserve balance was reduced to $17,824,887 due to follow-on investments of $286 in Petco Animal Supplies, Inc., $2,418,970 in Fitz and Floyd, Inc., $240,060 in Fine Clothing, Inc. and $4,500,826 for a Certificate of Deposit related to the reorganization of Hills Stores. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance its existing investment. As further discussed in Note 16, Fund II approved a follow-on investment in Ghirardelli of $1,635,200 and has returned $5,285,079 of the reserve to partners subsequent to the quarter ended March 31, 1995.

   Because Fund II primarily invests in high-yield private placement securities, the risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, high-yield issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions.

   Although Fund II cannot eliminate the risks associated with its investments in high-yield securities, it has procedures in place to continually monitor the risks associated with its investments under a variety of market conditions. Any potential Fund II loss would generally be limited to its investment in the portfolio company as reflected in the portfolio of investments.

   Should bankruptcy proceedings commence, either voluntarily or by action of the court against a portfolio company, the ability of Fund II to liquidate the position or collect proceeds from the action may be delayed or limited.

5.  Unrealized Appreciation and Depreciation of Investments

   For the quarter ended March 31, 1995, Fund II recorded net unrealized depreciation of $16,277,574 and as of this date, Fund
II's cumulative net unrealized depreciation on investments totaled $13,241,518.

   For the quarter ended March 31, 1994, Fund II recorded net unrealized depreciation on investments of $3,920,768.

   For additional information, please refer to the Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 29-
30).

6.  Non-Accrual of Investments

   In accordance with Fund II's Accounting Policy, the following notes has been on non-accrual status since the date indicated:

   -  CST Office Products, Inc. on October 1, 1992.
   -  Fitz and Floyd/Sylvestri Corporation on January 1, 1994.
   -  FLA Orthopedics, Inc., on January 1, 1995.

7.  Covered Call and Put Options

   Concurrently with the Funds' investment in Sun
Pharmaceuticals Corp. ("Sun"), Playtex Family Products Corporation ("Playtex") entered into a distribution agreement with Sun pursuant to which Playtex agreed to act as the principal distributor for Sun's products in the ordinary course of business. As additional consideration for entering into this agreement, Playtex obtained an option to purchase at a formula price (under certain conditions) the Banana Boat Holding Corp. Common Stock held by other investors in the transaction, including the Common Stock purchasable upon exercise of the Funds' warrants.

8.  Investment Advisory Fee

   The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 12). For the quarters ended March 31, 1995 and 1994, Fund II paid $390,624 and $445,853, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

9.  Fund Administration Fee

   As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II, Inc., an affiliate of the Fund Administrator and Merrill Lynch & Co., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 12). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the quarters ended March 31, 1995 and 1994, Fund II paid $201,078 and $213,969, respectively, in Fund Administration Fees.

10.  Administrative Expenses

   Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses primarily consist of printing, audits, tax preparation and custodian fees. For the quarter ended March 31, 1995, Fund II paid $38,153 in reimbursable expenses.

11.  Independent General Partners' Fees and Expenses

   As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund and compensation for each of the Individual General Partners is reviewed annually by the Independent General Partners. During the first quarter of 1995, Fund II paid each Independent General Partner $2,501 as non-recurring, additional compensation with respect to 1994. For the quarters ended March 31, 1995 and 1994, Fund II incurred $31,911 and $24,520, respectively, in Independent General Partners' Fees and Expenses.

12.  Related Party Transactions

   Fund II's investments generally are made as co-investments with the Retirement Fund. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by Fund II involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and Fund II's expectation of engaging in such co-investments, the Funds together with ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. Fund II's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

   Thomas H. Lee Company, a sole proprietorship owned by Thomas
H. Lee, an Individual General Partner of Fund II and an affiliate of the Investment Advisor, typically performs certain management services for Managed Companies and receives management fees in connection therewith, usually pursuant to written agreements with such companies. In addition, certain of the portfolio companies have contractual or other relationships pursuant to which they do business with one another.

   Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and receives in consideration therewith various fees, commissions and reimbursements. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with its ordinary investment operations.

   For the quarter ended March 31, 1995, Fund II paid $38,153 owed to the Fund Administrator for reimbursable out-of-pocket expenses (please refer to Note 10 for further information).

   In the first quarter of 1995, the Fund II paid the Individual General Partner distributions totaling $1,737 and paid the Managing General Partner $1,048,588 (which includes $1,031,219 of incentive fees and $17,369 with respect to their interest in Fund
II). Of this incentive fee amount, 95% or $979,659 was paid to the Investment Advisor and the remaining 5% totaling $51,560 was paid to ML Mezzanine II Inc. As of March 31, 1995, the Managing General Partner has earned $15,874,202 in Incentive Fees of which $4,863,286 is deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution Amount is paid in full.

13. Litigation

   On April 5, 1991, two Limited Partners of Fund II filed a putative class action in the United States District Court for the Southern District of New York, purportedly on behalf of the class of all Limited Partners of record as of March 30, 1990, against Fund II, the Managing General Partner, the Individual General Partners and the Investment Adviser. The complaint alleges that the disclosure in Fund II's proxy statement for the Special Meeting of Limited Partners held May 22, 1990 violated Federal statutes and rules promulgated by the Securities and Exchange Commission. The complaint seeks monetary damages, which are not quantified, and other relief. On December 30, 1992, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss the plaintiffs' complaint, with leave to the plaintiffs to file an amended complaint no later than February 15, 1993. On February 11, 1993, plaintiffs filed an amended complaint alleging, in addition to the allegation set forth in the original complaint, that if certain facts were disclosed in the 1990 proxy statement, plaintiffs and the other members of the class would have voted differently in the elections to which the proxy statement pertained. The defendants thereafter moved to dismiss the amended complaint. In December 1994, the parties entered into a proposed stipulation and settlement to resolve the litigation. Such settlement currently is under consideration by the court. The defendants believe that the claim is without merit, although whether or not the plaintiffs prevail Fund II may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Partnership Agreement and separate indemnification agreements. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

   On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants in the action made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the court's ruling. On August 3, 1994, the court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

    On August 9, 1994, the same two Limited Partners from Fund II and the Retirement Fund commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. On December 12, 1994, defendants moved to dismiss plaintiffs' claims; plaintiffs filed their opposition papers on or about January 10, 1995. This motion remains pending. The defendants in this action believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

   On November 2, 3 and 4, 1994, stockholders of Snapple
Beverage Corp. commenced approximately twenty putative class actions in the Delaware Chancery Court, purportedly on behalf of all public stockholders of Snapple, against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., and some or all of Snapple's directors. Since then, the plaintiffs have filed a Consolidated Amended Complaint against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., some or all of Snapple's directors and Quaker Oats. The complaint alleges that the sale of Snapple to Quaker Oats is at an unfair price and in violation of the defendants' fiduciary duties to public stockholders. The plaintiffs sought an injunction against the merger transaction, an accounting for any damages suffered by the public stockholders, and attorneys' fees and related expenses. The Court on November 15, 1994, denied plaintiffs application to take expedited discovery and request to schedule a preliminary injunction hearing. The defendants have moved to dismiss the complaint. The defendants in these actions believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

14.  Commitments

   On August 2, 1993, Fund II established a letter of credit from Banque Nationale de Paris in favor of FLA. Orthopedics, a Non-Managed portfolio company. Fund II posted as collateral a $605,200 Banque Nationale de Paris certificate of deposit which pays an annual interest rate of 3.875%. If the commitment is drawn upon, Fund II will receive additional subordinated notes and equity of FLA. Orthopedics. The letter of credit will expire on May 1, 1996.

15.  Income Taxes (Statement of Financial Accounting Standards
     No. 109)

   No provision for income taxes has been made since all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

   Pursuant to the Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, Fund II is required to disclose any difference in the tax bases of Fund II's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax bases of the Fund II's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1994, the tax bases of Fund II's assets are less than the amounts reported in the financial statements by $4,416,180. This difference is primarily attributable to net unrealized appreciation on investments which has not been recognized for tax purposes.

16.  Subsequent Events

   On May 8, 1995, the Individual General Partners approved the first quarter 1995 cash distribution totaling $6,731,899 which represents $5,283,954 as a return of the reserve for follow-on investments, net investment income of $1,212,311 from Mezzanine Investments and $235,634 from Temporary Investments. The total amount distributed to Limited Partners was $5,505,928 or $24.83 per Unit, which was paid on May 15,1995. The Managing General Partner received a total of $12,418, with respect to its interest in Fund II, and $1,212,311 in performance incentive fees. Thomas
H. Lee, as an Individual General Partner, received $1,242 with respect to his interest in Fund II.

   On March 31, 1995 Petco Animal Supplies, Inc. announced a public offering of 3 million shares of common stock, of which approximately 2 million would be sold by Petco and approximately 1 million would be sold by Petco's shareholders, including Fund
II. The offering was effected on April 27, 1995 and Fund II sold 109,674 shares for a net price of $19.7125 per share. Fund II received proceeds of approximately $2.2 million, realizing a gain of approximately $364,000. Fund II may sell up to 16,451 additional shares which represents the underwriters' overallotment option, which may be exercised until May 27, 1995.

   On May 3, 1995 Dickstein Partners, Inc. offered to buy the outstanding common stock of Hills Stores, Co. for $25 per share.

   On May 8, 1995, the Independent General Partners approved a return of the reserve for follow-on investments to Fund II's partners of $5,285,079 and approved a follow-on investment in Ghirardelli Holdings Corp. of $1,635,200, which will then reduce the reserve for follow-on investments to $10,904,608. The follow-on investment in Ghirardelli is contingent upon Fund II receiving certain documents related to the transaction.

                                   SCHEDULE 1
                        ML-LEE ACQUISITION FUND II, L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                      FOR THE QUARTER ENDED MARCH 31, 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                   NUMBER OF  INVESTMENT      NET
  SECURITY                          SHARES       COST      PROCEEDS     REALIZED GAIN

  EquiCredit Corp.
    Common Stock                     227,437     $ 596       $  7,278       $  6,682
  TOTAL                                          $ 596       $  7,278       $  6,682

                                   SCHEDULE 2
                        ML-LEE ACQUISITION FUND II, L.P.
         SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                       FOR THE PERIOD ENDED MARCH 31, 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         UNREALIZED
                                                        APPRECIATION       TOTAL         TOTAL
                                                        (DEPRECIATION   UNREALIZED    UNREALIZED
                                   INVESTMEN    FAIR      ) FOR THE    APPRECIATION  APPRECIATION
  SECURITY                             T       VALUE    QUARTER ENDED  (DEPRECIATIO  (DEPRECIATIO
                                     COST                 MARCH 31,        N) AT      N) AT MARCH
                                                            1995       DECEMBER 31,    31, 1995
                                                                           1994
 PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
  EquiCredit Corp.
    Common Stock*                     $    -    $    -     $  (6,654)       $  6,654       $     -
  First Alert, Inc.
    Common Stock                       3,320    21,357        (8,749)         26,785        18,036
  Hills Stores Company
    Common Stock                      30,247     9,283          (229)       (20,734)      (20,963)
  Petco Animal Supplies, Inc.
    Common Stock                       3,885     4,976          1,540          (449)         1,091
  Playtex Products, Inc.
    Common Stock                       5,299     2,750            301        (2,850)       (2,549)
  Stanley Furniture
    Preferred Stock                        -         -              -              -             -
    Common Stock                         291       165           (66)           (60)         (126)
 TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                        $ (13,857)       $  9,346     $ (4,511)

                                   SCHEDULE 2
                        ML-LEE ACQUISITION FUND II, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                       FOR THE PERIOD ENDED MARCH 31, 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      Unrealized       Total        Total
                                                     Appreciation   Unrealized    Unrealized
                                                           /       Appreciation  Appreciation
                                                     (Depreciatio        /            /
                                    Investme   Fair   n) for the   (Depreciatio  (Depreciatio
SECURITY                               nt     Value     Quarter        n) At     n) At March
                                      Cost            Ended March  December 31,    31, 1995
                                                       31, 1995        1994
NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock                       $   20   $    -      $      -   $      (20)  $      (20)
                                         20
FLA. Orthopedics, Inc.
  Common Stock*                       1,513        -             -       (1,513)      (1,513)
  Subordinated Note                   4,842    2,421       (2,421)             -      (2,421)
Hills Department Stores, Inc.
  Subordinated Note                       -        -             -             -            -
  Common Stock Purchase Warrants          -        -             -             -            -
  Common Stock Rights                 4,529    1,354             -       (3,175)      (3,175)
Stablex Canada Inc.
  Subordinated Note*                  6,189    4,587             -       (1,602)      (1,602)

TOTAL UNREALIZED (DEPRECIATION) FROM
NON PUBLIC SECURITIES                                            -       (6,310)      (8,731)

NET UNREALIZED APPRECIATION                              $(16,278)    $    3,036    $(13,242)
(DEPRECIATION)


*  Restricted security.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity & Capital Resources

   As of March 31, 1995, capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on January 5, 1990. Net proceeds which were available for investment to Fund II as of March 31, 1995 were $166,320,134, after returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

   At March 31, 1995, Fund II had an outstanding total of $144,007,814 invested in Mezzanine Investments representing $114,128,574 Managed and $29,879,240 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper and bankers' acceptances with maturities of less than two months.

   Excluding subordinated notes placed on non-accrual status, Fund II, during the quarter ended March 31, 1995, received no additional debt securities in lieu of cash interest payments ("payment-in-kind" securities) as provided in certain of its subordinated note investments. As of March 31, 1995, Fund II has in its portfolio of investments $310,007 of payment-in-kind securities, which excludes $5,145,942 of payment-in-kind securities received from notes placed on non-accrual status and $2,322,516 of payment-in-kind equity securities.

   Fund II invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. Fund II's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. Fund II was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment).

   On January 27, 1995, the Fund completed its sale of 227,437 shares of EquiCredit common stock to Barnett Bank at $32 per share (see Note 4 to the Financial Statements). As provided by the Partnership Agreement, the Managing General Partner of Fund II received incentive fees of $898,426 and $16,826 with respect to its interest in Fund II and the Limited Partners received approximately $6.4 million or $28.68 per Unit. These amounts were distributed on February 14, 1995. As provided by the Partnership Agreement, the Managing General Partner of Fund II received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved.
As of February 14, 1995, the amount that is deferred in payment(the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement was $4,863,286. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of May 12, 1995, the Deferred Distribution Amount owed to the Managing General Partner is $3,650,975.

   On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24,985,029 for Fund II. As of May 12,1995, the reserve balance was reduced to $12,539,808 due to follow-on investments of $286 in Petco Animal Supplies, $2,418,970 in Fitz and Floyd, Inc., $240,060 in Fine Clothing, Inc., $4,500,826 for a Certificate of Deposit related to the reorganization of Hills and a return of the reserve to Fund II's partners of $5,285,079. The return of the reserve will be distributed with the first quarter distribution on May 15, 1995. Additionally, Fund II has approved a $1,635,200 follow-on investment in Ghirardelli. The follow-on investment is contingent upon Fund II receiving certain documents related to the transaction. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies, which may become necessary to protect or enhance Fund II's existing investment.

   All net proceeds from the sale of Mezzanine Investments received by Fund II in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.

   The proportion of distributions provided by net investment income has dropped significantly from prior years, due primarily to increased sales and redemptions of Mezzanine Investments, a resulting decrease in investment income as those holdings cease to generate interest income. Given the large outstanding Deferred Distribution Amount noted above, it is expected that all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of any future cash distributions to Limited Partners for the next year to two years will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

Investment In High-Yield Securities

   Fund II invests primarily in subordinated debt and preferred stock securities ("High-Yield Securities"), generally linked with an equity participation, issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings. High-Yield Securities are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with High-Yield Securities than with investment grade securities because High-Yield Securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

   Although Fund II cannot eliminate the risks associated with its investments in High-Yield Securities, it has established and implemented risk management policies. Fund II subjected each prospective investment to rigorous analysis, and made only those investments that were recommended by the Investment Adviser and that meet Fund II's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. Fund II's investments were measured against specified Fund II investment and performance guidelines. To limit the exposure of Fund II's capital in any single issuer, Fund II limited the amount of its investment in a particular issuer. Fund II's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

   Certain issuers of High-Yield Securities held by Fund II (First Alert, Hills, Petco, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II (other than Hills and Stanley Furniture) were not registered in these offerings, Fund II has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least three years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

   The Investment Adviser reviews each portfolio company's financial statements quarterly. In addition, the Investment Adviser routinely reviews and discusses financial and operating results with the company's management and where appropriate, attends board of director meetings. In some cases, representatives of the Investment Adviser, acting on behalf of the Funds (and affiliated investors where applicable), serve as one or more of the directors on the boards of portfolio companies. Fund II may from time to time make follow-on investments to the extent necessary to protect or enhance its existing investments.

Results of Operations

Investment Income and Expenses

   The investment income from operations for the quarter consists primarily of interest and discount income earned on the investment of proceeds from partners' contributions in Mezzanine
Investments and short-term money market instruments.

   For the quarter ended March 31, 1995, Fund II had investment income of $2,242,722, as compared to $6,093,383 for the same period in 1994. The decrease of $3,850,661 in 1995 investment income from 1994 is due primarily to the recognition of previously unrecorded interest, dividend and discount income related to Petco Animal Supplies of $3,071,447 that was recorded in the first quarter 1994. Also, contributing to this decrease is (i) the amount of temporary investments held by Fund II in the first quarter of 1995 after distributions of return of capital to partners and (ii) the placement of a debt security on non-accrual status, effective January 1, 1995.

   Major expenses for the period consisted of the Investment
Advisory Fee, Fund Administration Fee, professional fees and the
Independent General Partners' Fees and Expenses.

   The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser for the quarters ended March 31, 1995 and 1994 were $390,624 and $445,853, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. The decrease in 1995's as compared to 1994's Investment Advisory Fees was a direct result of sales of investments, returns of capital to partners and realized losses on investments.

   Professional fees for the quarters ended March 31, 1995 and 1994 were $144,631 and $389,848, respectively. Professional fees were primarily incurred in connection with the litigation proceedings as described in Note 12 to the Financial Statements. The decrease is attributable to the decreased legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings.

   The Fund Administration Fees paid to the Fund Administrator for the quarters ended March 31, 1995 and 1994 were $201,078 and $213,969, respectively, and were calculated at an annual rate of 0.45% of the excess of net offering proceeds less 50% of capital reductions, plus a percentage of out-of-pocket expenses. The decrease in 1995's as compared to 1995's Fund Administration Fees was a direct result of sales of investments, returns of capital to partners and realized losses on investments.

   Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses primarily consist of printing, audits, tax preparation and custodian fees. For the quarter ended March 31, 1995, reimbursable expenses totaled $604.

   For the quarters ended March 31, 1995 and 1994, Fund II incurred $44,243 and $24,520, respectively, in Independent General Partners' Fees and Expenses. The increase in Independent General Partners' Fees and Expenses was primarily attributable to the increase in legal fees incurred and advanced on behalf of indemnified Independent General Partners in connection with the aforementioned litigation proceedings.

   For the quarter ended March 31, 1995, Fund II had net investment income of $1,460,371, as compared to $5,003,446 for the same period in 1994. This decrease in 1995 as compared to 1994 is primarily attributable to higher investment income recorded on Mezzanine Investments in 1994 due to Petco Animal Supplies March 17, 1994 initial public offering and recognition of thirty-eight and one half months of interest, discount and dividend income.

Net Assets

   Fund II's net assets decreased by $15,786,780 during the quarter ended March 31, 1995, due to the payment of cash distributions to partners of $7,651,674 ($595,886 of the cash distributions paid was return of capital from the sale of EquiCredit) and net unrealized depreciation of $16,277,574, partially offset by realized gain from the sale of EquiCredit of $6,682,098 and net investment income of $1,460,371. The 1995 decrease in net assets over the quarter is larger than the decrease in the comparable 1994 period. This compares to the quarter ended March 31, 1994 net assets decreasing by $10,218,332 due to payment of cash distributions to partners of $11,803,865 and net unrealized depreciation of $3,920,768, partially offset by net investment income of $5,003,446 and net realized gains of $502,855.

Unrealized Appreciation and Depreciation on Investments

   For the quarter ended March 31, 1995, Fund II recorded net unrealized depreciation of $16,277,574 and on this date, Fund II's cumulative net unrealized depreciation on investments totaled $13,241,518. The decrease in 1995 as compared to 1994 can be attributed to the reversal of unrealized appreciation due to the sale of EquiCredit in the first quarter of 1995 and the decrease in value of First Alert as of March 31, 1995.

   For the quarter ended March 31, 1994, Fund II recorded net unrealized depreciation on investments of $3,920,768.

   Fund II's valuation of the Common Stock of First Alert,
Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at March 31, 1995.

   The Managing General Partner and the Investment Adviser review the valuation of Fund II's portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

   A substantial number of Fund II's assets (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction.

   The First Alert, Petco, Playtex and securities held by Fund
II are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Fund II may be considered an affiliate of First Alert Hills and of Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Petco, Playtex and Stanley Furniture securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

   For additional information, please refer to the Supplemental
Schedule of Unrealized Appreciation Depreciation (Schedule 2
Pages 29-30).

Realized Gains and Losses

   For the quarter ended March 31, 1995, Fund II had net realized gains from the sale of EquiCredit of $6,682,098, as compared to $502,855 for the same period in 1994.

   For additional information, please refer to Supplemental
Schedule of Realized Gains and Losses (Schedule 1 - page 28).

Cash Distributions

   On May 8, 1995, the Individual General Partners approved the first quarter 1995 cash distribution totaling $6,731,899 which represents $5,283,954 as a return of the reserve for follow-on investments, net investment income of $1,212,311 from Mezzanine Investments and $235,634 from Temporary Investments. The total amount distributed to Limited Partners was $5,505,928 or $24.83 per Unit, which was paid on May 15, 1995. The Managing General Partner received a total of $12,418, with respect to its interest in Fund II, and $1,212,311 in performance incentive fees. Thomas
H. Lee, as an Individual General Partner, received $1,242 with respect to his interest in Fund II.

Part II - Other Information

   Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 27, Article 6 - Financial Data Schedule for the quarter ending March 31, 1995.

     (b) Reports on form 8-K: None

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 1995.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner

Dated:  May 12, 1995  /s/  Joseph W. Sullivan
                      Joseph W. Sullivan
                      Vice President and Treasurer
                      (Chief Financial Officer)


Dated:  May 12, 1995  /s/  Audrey Bommer
                      Audrey Bommer
                      Vice President and Assistant
                      Treasurer
                      (Chief Accounting Officer)

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 1995.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner

Dated:  May 12, 1995
                      Joseph W. Sullivan
                      Vice President and Treasurer
                      (Chief Financial Officer)


Dated:  May 12, 1995
                      Audrey Bommer
                      Vice President and Assistant
                      Treasurer
                      (Chief Accounting Officer)