Form 10-Q
period 1995-06-30
ML LEE ACQUISITION FUND II L P
filed 1995-08-14
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Period Ended June 30, 1995

                 Commission File Number 0-17383

                ML-LEE ACQUISITION FUND II, L.P.
     (Exact name of registrant as specified in its Charter)

     Delaware                            04-3028398
(State or other jurisdiction   (IRS Employer Identification No.)
of incorporation or organization)

               World Financial Center
              South Tower - 23rd Floor
           New York, New York  10080-6123
  (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:
(212) 236-7339.

Securities registered pursuant to Section 12(b) of the Act:
None.

Name on each exchange on which registered:  Not Applicable
Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest
                        (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Aggregate market value of voting securities held by non-affiliates: Not Applicable.

                 PART I - FINANCIAL INFORMATION

                ML-LEE ACQUISITION FUND II, L.P.

                        TABLE OF CONTENTS

Part I.  Financial Information
                                                     Page
Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1995 and December 31, 1994    3

Statements of Operations - For the Three and Six
  Months Ended June 30, 1995 and June 30, 1994         4

Statements of Changes in Net Assets - For the
  Six Months Ended June 30, 1995 and June 30, 1994     5

Statements of Cash Flows - For the Six Months Ended
  June 30, 1995 and June 30, 1994                      6

Statement of Changes in Partner's Capital at
  June 30, 1995                                        7

Schedule of Portfolio Investments - June 30, 1995      8

Notes to Financial Statements                         15

Supplemental Schedule of Realized Gains and Losses -
  (Schedule 1)                                        29

Supplemental Schedule of Unrealized Appreciation and
  Depreciation - (Schedule 2 )                        30

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations       32

Part II.  Other Information                           42

                ML-LEE ACQUISITION FUND II, L.P.
     STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)

                                               June
                                              30,1995    December
                                            (Unaudited)  31, 1994
ASSETS:
Investments - Notes 2,4
Portfolio Investments, at fair value
 Managed Companies
  (amortized cost $113,795 at
  June 30, 1995 and $114,726 at
  December 31, 1994)                         $117,413    $120,895
 Non-Managed Companies
  (amortized cost $30,334 at June 30,
  1995 and $29,888 at December 31, 1994)       24,780      26,753
 Temporary Investments, at amortized
  cost (cost $18,815 at June 30, 1995 and
  $18,345 at December 31, 1994)                14,479      18,390
Cash                                                1           1
Accrued Interest and Dividend Receivable -
  Note 2                                          911       1,763
Prepaid Expenses                                    2           4
TOTAL ASSETS                                 $157,586    $167,806

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
  Legal and Professional Fees Payable        $    172    $    160
  Independent General Partners' Fees
    Payable - Note 11                              23          46
  Deferred Interest Income - Note 2               811         886
Total Liabilities                               1,006       1,092

Partners' Capital - Note 2
  Individual General Partner                       39          40
  Managing General Partner                      4,291       4,780
  Limited Partners (221,745 Units)            152,250     161,894
Total Partners' Capital                       156,580     166,714

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $157,586    $167,806

       See the Accompanying Notes to Financial Statements.


                              ML-LEE ACQUISITION FUND II, L.P.
                                 STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)


                               For the Three Months Ended  For the Six Months Ended
                                 June 30,      June 30,      June 30,     June 30,
                                  1995          1994           1995         1994
INVESTMENT INCOME - NOTES 2,6:
Interest                          $ 1,375       $2,413       $ 3,332       $ 7,858
Discount                              246          324           533           888
Dividends                              16            -            16            84
TOTAL INCOME                        1,637        2,737         3,881         8,830

EXPENSES:
Legal and Professional Fees           246          605           391           995
Investment Advisory Fee - Note 8      393          449           783           895
Fund Administration Fee - Note 9      202          214           403           428
Amortization of Deferred
  Organization expenses - Note 2        -           15             -            29
Reimbursable Administrative
  Expenses - Note 10                   80          163            80           163
Independent General Partners'
  Fees and Expenses - Note 11          46            2            80            27
Insurance Expense                       1            2             2             3
TOTAL EXPENSES                        968        1,450         1,739         2,540

NET INVESTMENT INCOME                 669        1,287         2,142         6,290

Net Realized Gain on Investments -
  Note 4 and Schedule 1               399            -         7,081           503

Net Change in Unrealized
  Appreciation (Depreciation)
  on Investments -  Note 5 and
  Schedule 2:
  Publicly Traded Securities       11,305       (7,251)        (2,552)       (9,866)
  Non-Public Securities                 -         (901)        (2,421)       (2,207)
    Subtotal                       11,305       (8,152)        (4,973)      (12,073)

NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS 12,373       (6,865)         4,250        (5,280)

Lee:  Incentive Fee to Managing
  General Partner                  (1,054)           -         (3,810)            -

NET INCREASE (DECREASE) AVAILABLE
  FOR PRO-RATA DISTRIBUTION
  TO ALL PARTNERS                 $11,319      $(6,865)       $   440       $(5,280)


                   See the Accompanying Notes to Financial Statements.


                ML-LEE ACQUISITION FUND II, L.P.
               STATEMENTS OF CHANGES IN NET ASSETS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                   For the Six Months Ended
                                     June 30,     June 30,
                                       1995         1994

FROM OPERATIONS:

Net Investment Income                $ 2,142      $ 6,290

Net Realized Gain on Investments       7,081          503

Net Change in Unrealized
 Depreciation on Investments          (4,973)     (12,073)

Net Increase (Decrease) in Net
 Assets Resulting From Operations      4,250       (5,280)

Cash Distributions to Partners       (14,384)     (27,891)

Total Decrease                       (10,134)     (33,171)

NET ASSETS:

Beginning of Year                    166,714      297,301

End of Period                        156,580     $264,130


    See the Accompanying Notes to Financial Statements.


                ML-LEE ACQUISITION FUND II, L.P.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)
                                                    For the Six Months Ended
                                                      June 30,     June 30,
                                                       1995         1994
INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest, Discount and Dividends                    $   4,217      $ 8,958
Closing Fee Received                                        -           60
Professional Fees                                        (351)        (828)
Investment Advisory Fee                                  (783)        (895)
Fund Administration Fee                                  (403)        (428)
Independent General Partners' Fees and
  Expenses                                               (104)         (94)
Insurance Expense                                           -            -
Reimbursable Administrative Expenses                     (107)        (114)
(Purchase) Sale of Temporary Investments, Net           3,904       20,782
Proceeds from Sales of Portfolio Company
  Investments                                           9,646       11,865
Purchase of Portfolio Company Investments              (1,635)      (9,170)
Net Cash Provided by Operating Activities              14,384       30,136
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distributions to Partners                        (14,384)     (27,891)
Net Cash Applied to Financing Activities              (14,384)     (27,891)
Net Increase in Cash                                        -        2,245
Cash at Beginning of Period                                 1            1
Cash at End of Period                                $      1      $ 2,246

               RECONCILIATION OF NET INVESTMENT INCOME
             TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                $ 2,142       $ 6,290
Adjustments to Reconcile Net Investment
  Income to Net Cash Provided by Operating
  Activities:
Decrease in Investments                                4,834        23,577
Decrease in Accrued Interest Receivables                 336            28
Decrease in Prepaid Expenses                               2             3
Amortization of Deferred Organization Expenses             -            29
Increase in Professional Fees Payable                     12           211
Decrease in Independent General Partners' Fees Payable   (23)          (62)
Increase in Closing Fee Payable                            -            60
Decrease in Option Payable                                 -          (503)
Net Realized Gain on Investments                       7,081           503
Total Adjustments                                     12,242        23,846
Net Cash Provided by Operating Activities            $14,384       $30,136

           See the Accompanying Notes to Financial Statements.


                ML-LEE ACQUISITION FUND II, L.P.
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                         Individual   Managing
                                          General     General     Limited
                                          Partner     Partner     Partner    Total
For the Six Months Ended June 30, 1995 -
  Notes 2,3,4,5

Partners' Capital at January 1, 1995        $ 40     $ 4,780     $161,894   $166,714
Allocation of Net Investment Income            1         656        1,485      2,142
Allocation of Net Realized Gain on
  Investments                                  2       1,139        5,940      7,081
Allocation of Net Change in Unrealized
  Depreciation on Investments                 (1)        (11)      (4,961)    (4,973)
Cash Distributions to Partners                (3)     (2,273)     (12,108)   (14,384)

Partners' Capital at June 30, 1995          $ 39     $ 4,291     $152,250   $156,580


       See the Accompanying Notes to Financial Statements.


                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair      % Of
   Amount                                                                             Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   ANCHOR ADVANCED PRODUCTS, INC. (b)
$5,867             Anchor Advanced Products, Inc., Sr. Sub. Nt.11.67% due 04/30/00(c)  04/30/90   $5,867     $5,867
$7,822             Anchor Advanced Products, Inc., Jr. Sub. Nt.17.5% due 04/30/00(c)   04/30/90    7,822      7,822
162,967 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90    1,548      1,548
247,710 Warrants   Anchor Holdings Inc., Common Stock Purchase Warrants(d)             04/30/90        0          0
                     (26.5% of fully diluted common equity assuming exercise
                       of warrants)                                                               15,237     15,237     9.73

                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90   13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d) (16.6% of fully                12/27/90    4,107      4,107
                     (diluted common equity)(k)                                                   17,144     17,144    10.94

                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90        0          0
                     (0.0% of fully diluted common equity assuming exercise
                       of warrants)
                     $1,393 13% Sr. Secured Bridge Note
                     Purchased 09/25/90                     $1,393
                     Repaid 11/15/90                        $1,393
                     Realized Gain                          $    0                                     0          0      0.00

                             See the Accompanying Notes to the Financial Statements.


                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair      % Of
   Amount                                                                             Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                   CST OFFICE PRODUCTS, INC.(b) - Note 6
$6,355             Lee-CST Acquisition Corp., Sr. Sub. Nt. 12% due 03/31/00(c)(h)       03/30/90  $ 6,355    $ 6,355
$6,355             Lee-CST Acquisition Corp., Jr. Sub. Nt. 18% due 03/30/90(c)(h)                   6,355      6,355
$2,294             CST Office Products Corp., Sr. Sub. Nt. 15% due 03/31/00(c)(f)(h)    Various       195        195
$3,047             CST Office Products Corp., Jr. Sub. Nt. 15% due 06/30/96(c)(f)(h)    Various         0          0
162,949 Shares     Lee-CST Holding Corp., Common Stock (d)                              03/30/90    1,304      1,304
177,207 Warrants   Lee-CST Holding Corp., Common Stock Purchase Warrants                03/30/90        0          0
                   (23.1% of fully diluted common equity assuming exercise of warrants)            14,209     14,209     9.07

                   FIRST ALERT, INC.(b) - Note 5
2,058,474 Shares   First Alert, Inc., Common Stock(a)(d)                                07/31/92  $ 3,320    $30,620
                     (8.1% of fully diluted common equity)
                      $ 10,198 12.5% Sub. Note
                      Purchased 07/31/92                    $10,198
                      Repaid 03/28/94                       $10,198
                      Realized Gain                         $     0                                 3,320     30,620    19.54

                   GHIRARDELLI HOLDINGS CORPORATION (b) - Note 4
$4,672             Ghirardelli Holdings Corporation, 13% Subordinated Note
                     due 03/31/02(c) 03/31/92                                                       4,672      4,672
467,200 Shares     Ghirardelli Holdings Corporation, Common Stock(d)                    03/31/92      934        934
73,692 Shares      Ghirardelli Holdings Corporation, Common Stock(d)                    05/12/95      234        234
14,016 Shares      Ghirardelli Holdings Corporation, Series A Preferred Stock(d)        05/12/95    1,402      1,402
                     (8.2% of fully diluted common equity)
                     $7,008 Sr. Bridge Note
                     Purchased 03/31/92                     $7,008
                     Repaid 06/11/92                        $7,008
                     Realized Gain                          $    0                                  7,242      7,242     4.62


                            See the Accompanying Notes to the Financial Statements.

                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)

Principal                                                                                                   Fair      % Of
   Amount                                                                             Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                   HILLS STORES COMPANY (b) - Notes 5,16
458,432 Shares     Hills Stores Company, Common Stock(a)(j)                           04/03/90   $30,246    $11,002
219,156 Rights     Hills Stores Company, Common Stock Rights(d)                       Various      4,530      1,354
                     (3.7% of fully diluted common equity assuming
                     exercise of put options)                                                     34,776     12,356      7.89
                   PETCO ANIMAL SUPPLIES, INC. (b) - Notes 4,5
116,825 Shares     Petco Animal Supplies, Common Stock(a)(d)                          Various      1,915      2,716
                     (1.3% of fully diluted common equity)
                     $52 14% Sr. Sub. Bridge Notes
                     Purchased various                      $   52
                     Repaid 04/19/91                        $   52
                     Realized Gain                          $    0
                     $1,667 12.5% Sr. Sub. Notes
                     Purchased various                      $1,667
                     Repaid 03/28/94                        $1,667
                     Realized Gain                          $    0
                     Total Realized Gain                    $    0
                     120,143 Shares Common Stock
                     Purchased various                      $1,969
                     Sold 04/26/95                          $2,368
                     Total Realized Gain                    $  399                                 1,915      2,716       1.73

                              See the Accompanying Notes to Financial Statements.

                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                    Fair      % Of
   Amount                                                                             Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                  PLAYTEX PRODUCTS, INC. - Note 5,7
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                          03/29/90   $ 5,299    $  3,351
                    (.66% of fully diluted common equity)
                    $7,333 15% Subordinated Note
                    Purchased 03/29/90                      $7,333
                    Sold 09/28/90                           $7,349
                    Realized Gain                           $   16
                    84,870 Shares Common Stock
                    Purchased 03/29/90                      $  282
                    Sold 12/20/91                           $  328
                    Realized Gain                           $   46
                    $7,334 15% Subordinated Note
                    Purchased 03/29/90                      $7,334
                    Sold 02/01/93                           $7,327
                    Realized Loss                           $   (7)
                    Total Net Realized Gain                 $   55                                 5,299      3,351         2.14

                  RESTAURANTS UNLIMITED
$6,044            Restaurants Unlimited, 11% Subordinated Note due 06/30/02(c)        06/03/94     6,044      6,044
391,302 Warrants  Restaurants Unlimited, Common Stock Warrants(d)  06/03/94                            0          0
                    (2.4% of fully diluted common equity)                                          6,044      6,044         3.86

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
23,105 Shares     Stanley Furniture Company, Inc., Common Stock(a)(j)                 06/30/91       291        176
                    (0.4% of fully diluted common equity)                                            291        176         0.11

                  SUN PHARMACEUTICALS CORP.(b) - Note 7
$8,318            Sun Pharmaceuticals Corp., 12.5% Sub. Nt. due 12/31/02(c)                      $ 8,318   $  8,318
7,444.5 Warrants  Banana Boat Holding Corp., Common Stock Purchase Warrants(d)(i)                      0          0
                    (5.9% of fully diluted common equity assuming exercise of warrants)
                    $11,051 Sr. Bridge Note
                    Purchased 12/03/92                      $11,051
                    Repaid 12/18/92                         $11,051
                    Realized Gain                           $     0                                8,318      8,318         5.31

                    TOTAL INVESTMENT IN MANAGED COMPANIES                                       $113,795   $117,413        74.94

                            See the Accompanying Notes to Financial Statements.

                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                    Fair      % Of
   Amount                                                                             Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$784              Biolease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676      $ 688
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94         94
40,057 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                      784        796      0.51
                  FITZ AND FLOYD/SYLVESTRI -Notes 4,5,6
$10,281           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)             03/31/93    10,266     10,268
$ 2,419           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)             07/30/93     2,414      2,414
1,511,856 Shares  FF Holding Co., Common Stock (d)                                     03/31/93        15          0
514,636 Shares    FF Holding Co., Common Stock (d)                                     07/30/93         5          0
515,845 Shares    FF Holding Co., Common Stock (d)                                     12/22/94         0          0
                                                                                                    2,700     12,682      8.09
                  FLA. ORTHOPEDICS, INC. - Notes 5,6,14
$4,842            FLA. Acquisition Corp., 12.5% Sub. Nt. due 07/31/99(c)(h)            08/02/93     4,842      2,421
121,040 Shares    FLA. Holdings, Inc. Common Stock(d)                                  08/02/93     1,513          0
72,624 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         0          0
                                                                                                    6,355      2,421      1.55

                                    See the Accompanying Notes to Financial Statements.

                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                    Fair      % Of
   Amount                                                                             Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                  NATIONAL TOBACCO COMPANY, L.P.
$3,503            National Tobacco Company, 13% Sub. Nt. due 10/15/98(c)              04/14/92   $ 3,503     $ 3,503
$  115            National Tobacco Company, 16% Sub. Nt. due 10/15/98(c)(f)           06/30/93       115         115
$  234            National Tobacco Company, Class A Partnership Int.(d)               04/14/92       234         234
                                                                                                   3,852       3,852     2.46

                  SORETOX - Notes 4,5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(h)               06/29/95     3,503       2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(h)           06/29/95     3,128       2,439
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                     06/29/95         0           0
                                                                                                   6,631       5,029     3.21

                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                     $30,322      24,780    15.82

                   SUMMARY OF MEZZANINE INVESTMENTS

                   Subordinated Notes                                                 Various     87,112      83,103    53.04
                   Partnership Interest                                               04/14/92       234         234     0.15
                   Preferred Stock,Common Stock, Warrants and Stock Rights            Various     56,771      58,856    37.57

                   TOTAL MEZZANINE INVESTMENTS                                                  $144,117    $142,193    90.76

                            See the Accompanying Notes to Financial Statements.


                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                    Fair      % Of
   Amount                                                                             Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
              TEMPORARY INVESTMENTS

              CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
$  498        State Street Bank 3.5% due 07/03/95                                      06/30/95    $  498      $  498
$  605        Banque Nationale de Paris, 3.875% due 03/29/96 - Note 14                 08/18/93       605         605
              TOTAL INVESTMENT IN C/D'S AND TIME DEPOSITS                                           1,103       1,103     .70

              COMMERCIAL PAPER
$6,000        Ford Motor Credit, 5.94% due 07/03/95                                    06/01/95     2,074       2,084
$3,730        Mid South, 5.95% due 07/07/95                                            06/07/95     2,786       2,797
$8,086        General Electric Capital Corp., Inc., 5.95% due 08/12/95                 06/19/95     8,478       8,495
              TOTAL INVESTMENT IN COMMERCIAL PAPER                                                 13,338      13,376    8.54

              TOTAL TEMPORARY INVESTMENTS                                                          14,441      14,479    9.24

              TOTAL INVESTMENT PORTFOLIO                                                         $158,558    $156,672     100%


(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $11,722 for Mezzanine Investments and $38,365 for
     Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Represents a dollar amount of less than one thousand dollars.
(h)  Non-accrual investment status.
(i)  Call option written against this security.
(j)  Non-income producing equity security.

                                   See the Accompanying Notes to Financial Statements.

                ML-LEE ACQUISITION FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1995
                          (UNAUDITED)


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

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the trading price at June 30, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

   Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

   All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1995 and December 31, 1994, Fund II had in its portfolio of investments $751,907 and $310,007, respectively, of payment-in-kind debt securities which excludes $5,822,848 and $4,479,539, respectively, of payment-in-kind securities received from notes placed on non-accrual status. As of June 30, 1995 and December 31, 1994, Fund II had in its portfolio of investments $2,293,457 of payment-in-kind equity securities.

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

Interim Financial Statements

   The financial information included in this interim report as of June 30, 1995 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1995 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

   On April 27, 1995, Petco Animal Supplies, Inc.
("Petco") completed a public offering of approximately 3.6 million shares of common stock (the "Petco Offering") at a net price of $19.71 per share. Of the shares sold, approximately 2.4 million shares were offered by Petco and approximately 1.2 million were offered by certain existing shareholders, including Fund II. As part of the Petco Offering, Fund II sold 120,143 shares (including shares sold as a result of the exercise of the underwriters' overallotment option on May 26, 1995) representing 51% of its Petco holdings. Fund II received proceeds of $2,368,319 and realized a gain of $398,415 on the sale of the equity.

   On May 12, 1995, Fund II made a follow-on investment in
Ghirardelli Holdings Corp. for a total of $1,635,200.  Fund
II received 14,016 shares of Series A Preferred Stock for
$1,401,600 and 73,692 additional shares of Common Stock for $233,600.

   Effective June 29, 1995, Soretox structured a management led buyout of the company. As a result, the Stablex Canada, Inc. $6,189,075, 14% Subordinated Note and the 183,921 shares of 176347 Canada Inc. Common Stock Purchase Warrants held by Fund II were exchanged for a Stablex Canada Inc. $3,503,250 principal amount 10% Subordinated Note, a $2,685,825 principal amount(plus capitalized interest of $441,900 from the note given up) 11% Junior Subordinated Note and 2,004 shares of Seaway TLC Inc. Common Stock Purchase Warrants. No gain or loss was recorded on the transaction.

   On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24,985,029 for Fund II. As of June 30, 1995, the reserve balance was reduced to $10,904,608 due to follow-on investments of $286 in Petco Animal Supplies, Inc., $2,418,970 in Fitz and
Floyd, Inc., $240,060 in Fine Clothing, Inc. and $4,500,826 for a Certificate of Deposit related to the reorganization of Hills Stores. Fund II made a follow-on investment in Ghirardelli Holdings Corp. of $1,635,200 and has returned
$5,285,079 of the reserve to partners during the quarter ended June 30, 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance its existing investment.

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

5.  Unrealized Appreciation and Depreciation of Investments

   For the six months ended June 30, 1995, Fund II recorded net unrealized depreciation of $4,972,877 (of which, $2,552,077 is net unrealized depreciation from publicly traded securities and $2,420,800 is net unrealized depreciation from non-public securities) compared to a net unrealized depreciation of $12,073,621 for the same period in 1994. As of this date, Fund II's cumulative net unrealized depreciation on investments totaled $1,936,825.

   For additional information, please refer to the Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 30 - 31).

6.  Non-Accrual of Investments

   In accordance with Fund II's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

   - CST Office Products, Inc. on October 1, 1992.
   - Fitz and Floyd/Sylvestri Corporation on January 1, 1994.
   - FLA. Orthopedics, Inc., on January 1, 1995.
   - Stablex Canada, Inc., on June 29, 1995.

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

8.  Investment Advisory Fee

   The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance.
In addition, the Investment Adviser receives 95% of the benefit of any MGP Incentive Fees paid to the Managing General Partner (as defined in Note 12). For the six months ended June 30, 1995 and 1994, Fund II paid $783,300 and $894,982, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

9.  Fund Administration Fee

   As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II, Inc., an affiliate of the Fund Administrator and Merrill Lynch & Co., receives 5% of the benefit of any MGP Incentive Fees paid to the Managing General Partner (as defined in Note 12). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the six months ended June 30, 1995 and 1994, Fund II paid $402,618 and $428,211, respectively, in Fund Administration Fees.

10.  Administrative Expenses

   Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1995 and 1994, Fund II incurred $80,134 and $162,812, respectively, in reimbursable expenses.

11.  Independent General Partners' Fees and Expenses

   As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund and compensation for each of the Individual General Partners is reviewed annually by the Independent General Partners. For the six months ended June 30, 1995 and 1994, Fund II incurred $80,483 and $26,694, respectively, in Independent General Partners' Fees and Expenses.

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

   For the six months ended June 30, 1995, Fund II paid
$107,468 to the Fund Administrator for reimbursable out-of-pocket expenses (please refer to Note 10 for further information).

   In 1995, the Fund II paid the Individual General Partner distributions totaling $2,979 and paid the Managing General Partner distributions totaling $2,273,318 (which includes $2,243,531 of incentive fees ("MGP Incentive Fees") and $29,787 with respect to their interest in Fund II). Of the MGP Incentive Fees paid, 95% or $2,131,354 was paid to the Investment Advisor and the remaining 5% totaling $112,177 was paid to ML Mezzanine II Inc. As of June 30, 1995, the Managing General Partner has earned $16,547,004 in MGP Incentive Fees of which $3,809,582 is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

13. Litigation

   On April 5, 1991, two Limited Partners of Fund II filed a putative class action in the United States District Court for the Southern District of New York, purportedly on behalf of the class of all Limited Partners of record as of June 30, 1990, against Fund II, the Managing General Partner, the Individual General Partners and the Investment Adviser. The complaint alleges that the disclosure in Fund II's proxy statement for the Special Meeting of Limited Partners held May 22, 1990 violated Federal statutes and rules promulgated by the Securities and Exchange Commission. The complaint seeks monetary damages, which are not quantified, and other relief. On December 30, 1992, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss the plaintiffs' complaint, with leave to the plaintiffs to file an amended complaint no later than February 15, 1993. On February 11, 1993, plaintiffs filed an amended complaint alleging, in addition to the allegation set forth in the original complaint, that if certain facts were disclosed in the 1990 proxy statement, plaintiffs and the other members of the class would have voted differently in the elections to which the proxy statement pertained. The defendants thereafter moved to dismiss the amended complaint. In December 1994, the parties entered into a proposed stipulation and settlement to resolve the litigation and on August 7, 1995, there was a settlement hearing. Such settlement currently is under consideration by the court. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

   On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants in the action made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on June 30, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated June 30, 1994, the Court granted in part and denied in part the motions to dismiss. Additionally, by its June 30, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

    On August 9, 1994, the same two Limited Partners from Fund II and the Retirement Fund commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. On December 12, 1994, defendants moved to dismiss plaintiffs' claims; plaintiffs filed their opposition papers on or about January 10, 1995. This motion remains pending. On August 4, 1995, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. The defendants in this action believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

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

16.  Subsequent Events

   On August 3, 1995, the Individual General Partners approved the second quarter 1995 cash distribution totaling $3,477,482 which represents $126,708 as a return of capital from the sale of Petco, net investment income and realized gains of $3,114,723 from Mezzanine Investments and $236,051 from Temporary Investments. The total amount distributed to Limited Partners was $2,084,403 or $9.40 per Unit, which was paid on August 14,1995. The Managing General Partner received a total of $6,215, with respect to its interest in Fund II, and $1,386,242 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $622 with respect to his interest in Fund II.
   On July 20,1995, Dickstein Partners, Inc. withdrew their offer to purchase the outstanding common stock of Hills Stores, Co. for $27 per share.

                                         SCHEDULE 1
                              ML-LEE ACQUISITION FUND II, L.P.
                      SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                            FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                        (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)

                             NUMBER OF    INVESTMENT      NET        REALIZED
  SECURITY                    SHARES         COST       PROCEEDS       GAIN
EquiCredit Corp.
  Common Stock               227,437          596         7,278       6,682

Petco Animal Supplies
  Common Stock               120,143(a)     1,969         2,368         399

TOTAL                                      $2,565        $9,646      $7,081




(a)  Includes the underwriters overallotment option exercised on May 26, 1995.


                                                             SCHEDULE 2
                                                  ML-LEE ACQUISITION FUND II, L.P.
                                SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                                                FOR THE PERIOD ENDED JUNE 30, 1995
                                                            (UNAUDITED)
                                                      (DOLLARS IN THOUSANDS)

                                                             UNREALIZED       UNREALIZED
                                                            APPRECIATION     APPRECIATION          TOTAL                TOTAL
                                                           (DEPRECIATION)   (DEPRECIATION)      UNREALIZED            UNREALIZED
                                                           FOR THE THREE      FOR THE SIX      APPRECIATION          APPRECIATION
  SECURITY                         INVESTMENT     FAIR      MONTHS ENDED     MONTHS ENDED    (DEPRECIATION) AT    (DEPRECIATION) AT
                                     COST         VALUE    JUNE 30, 1995     JUNE 30, 1995   DECEMBER 31, 1994      JUNE 30, 1995
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
EquiCredit Corp.
  Common Stock*                    $    -       $     -       $     -          $(6,654)           $ 6,654               $     -
First Alert, Inc.
  Common Stock                      3,320        30,620         9,263              514             26,785                27,299
Hills Stores Company
  Common Stock                      30,246       11,002         1,719            1,490            (20,734)              (19,244)
Petco Animal Supplies, Inc.
  Common Stock                       1,915        2,716          (291)           1,249               (449)                  800
Playtex Products, Inc.
  Common Stock                       5,299        3,351           602              903             (2,850)               (1,947)
Stanley Furniture
  Common Stock                         291          176            12             (54)                (60)                 (114)
 TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                           $11,305        $ (2,552)            $ 9,346                 6,794


                                                          SCHEDULE 2
                                                ML-LEE ACQUISITION FUND II, L.P.
                               SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                                               FOR THE PERIOD ENDED JUNE 30, 1995
                                                          (UNAUDITED)
                                                   (DOLLARS IN THOUSANDS)

                                                               UNREALIZED        UNREALIZED
                                                              APPRECIATION      APPRECIATION          TOTAL               TOTAL
                                                              (DEPRECIATION)   (DEPRECIATION)       UNREALIZED          UNREALIZED
                                                              FOR THE THREE     FOR THE SIX        APPRECIATION        APPRECIATION
  SECURITY                           INVESTMENT     FAIR      MONTHS ENDED     MONTHS ENDED     DEPRECIATION) AT   (DEPRECIATION) AT
                                        COST        VALUE     JUNE 30, 1995     JUNE 30, 1995   DECEMBER 31, 1994     JUNE 30, 1995
NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock                        $    20        $   -         $   -            $    -          $   (20)            $   (20)
FLA. Orthopedics, Inc.
  Common Stock*                         1,513            -             -                 -           (1,513)             (1,513)
  Subordinated Note                     4,842        2,421             -            (2,421)               -              (2,421)
Hills Department Stores, Inc.
  Common Stock Rights                   4,530        1,355             -                 -           (3,175)             (3,175)
Stablex Canada Inc.
  Subordinated Notes*                   6,631        5,029             -                 -           (1,602)             (1,602)

TOTAL UNREALIZED DEPRECIATION -
FROM NON PUBLIC SECURITIES                                                          (2,421)          (6,310)             (8,731)

NET UNREALIZED APPRECIATION (DEPRECIATION)                        11,305            (4,973)           3,036              (1,937)


*  Restricted security.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity & Capital Resources

   As of June 30, 1995, capital contributions from the Limited Partners and the General Partners totaled
$222,295,000 in the public offering of ML-Lee Acquisition
Fund II, L.P. ("Fund II"), the final closing for which was held on January 5, 1990. Net proceeds which were available for investment to Fund II as of June 30, 1995 were $161,035,312, after returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

   At June 30, 1995, Fund II had outstanding a total of
$144,115,397 invested in Mezzanine Investments representing
$113,794,255 Managed and $30,321,142 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper and bankers' acceptances with maturities of less than two months.

   Excluding subordinated notes placed on non-accrual status, Fund II, during the three months ended June 30, 1995, received $441,900 in additional debt securities in lieu of cash interest payments ("payment-in-kind" securities) as provided in certain of its subordinated note investments. As of June 30, 1995, Fund II has in its portfolio of investments $751,907 of payment-in-kind securities, which excludes $5,822,848 of payment-in-kind securities received from notes placed on non-accrual status and $2,293,457 of payment-in-kind equity securities.

   Fund II invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. Fund II's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. Fund II was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last quarter of Fund II's investment period terminated at various times through December 18, 1993.

   As provided by the Partnership Agreement, the Managing General Partner of Fund II receives incentive fees from transactions to the extent certain returns of capital and priority returns are achieved. As of June 30, 1995, the amount that is deferred in payment(the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement is $3,809,582. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of August 14, 1995, the Deferred Distribution Amount owed to the Managing General Partner is $2,937,537.

   On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24,985,029 for Fund II. As of August 14,1995, the reserve balance has been reduced to $10,904,608 due to follow-on investments of $286 in Petco Animal Supplies, $2,418,970 in Fitz and Floyd, Inc., $240,060 in Fine Clothing, Inc., $4,500,826 for a Certificate of Deposit related to the reorganization of Hills. Fund II also made a follow-on investment in Ghirardelli Holdings Corp. of $1,635,000 and has returned $5,285,079 of the reserve to partners during the six months ended June 30, 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies, which may become necessary to protect or enhance Fund II's existing investment.

   All net proceeds from the sale of Mezzanine Investments received by Fund II in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.

   The proportion of distributions provided by net investment income has dropped significantly from prior years, due primarily to increased sales and redemptions of Mezzanine Investments, a resulting decrease in investment income as those holdings cease to generate interest income. Given the outstanding Deferred Distribution Amount noted above, it is expected that all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of any future cash distributions to Limited Partners for the next year to two years will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

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

   Certain issuers of High-Yield Securities held by Fund II (First Alert, Hills, Petco, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II (other than Hills and Stanley Furniture) were not registered in these offerings, Fund II has the ability under Rule 144 of the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least three years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

   For the six months ended June 30, 1995, Fund II had investment income of $3,880,512, as compared to $8,829,744 for the same period in 1994. The decrease of $4,949,232 in 1995 investment income from 1994 is due primarily to the recognition of previously unrecorded interest, dividend and discount income related to Petco Animal Supplies of $3,071,447 that was recorded in the first quarter 1994.
Also contributing to this decrease is (i) the amount of temporary investments held by Fund II in the first and second quarters of 1995 after distributions of return of capital to partners and (ii) the placement of two debt securities on non-accrual status, during 1995.

   For the three months ended June 30, 1995, Fund II had investment income of $1,637,790, compared to $2,736,361 for the same period in 1994.

   Major expenses for the period ended June 30, 1995 consisted of the Investment Advisory Fee, Fund
Administration Fee, legal and professional fees and the Independent General Partners' Fees and Expenses.

   The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser for the six months ended June 30, 1995 and 1994 were $783,300 and $894,982, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. For the three months ended June 30, 1995 and 1994, Fund II paid $392,676 and $449,129, respectively, in Investment Advisory Fees. The decrease in 1995's as compared to 1994's Investment Advisory Fee was a direct result of sales of investments, returns of capital to partners and realized losses on investments.

   Legal and professional fees for the six months ended June 30, 1995 and 1994 were $390,524 and $994,788, respectively.
These fees were primarily incurred in connection with the litigation proceedings as described in Note 12 to the Financial Statements. For the three months ended June 30, 1995 and 1994 Fund II incurred $245,893 and $604,940, respectively, in legal and professional fees. The decrease is attributable to a decrease in legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings.

   The Fund Administration Fees paid to the Fund Administrator for the six months ended June 30, 1995 and 1994 were $402,618 and $428,211, respectively, and were calculated at an annual rate of 0.45% of the excess of net offering proceeds less 50% of capital reductions, plus a percentage of out-of-pocket expenses. For the three months ended June 30, 1995 and 1994, Fund II paid $201,540 and $214,242, respectively, in Fund Administration Fees. The decrease in 1995's as compared to 1994's Fund Administration Fees was a direct result of sales of investments, returns of capital to partners and realized losses on investments.

   Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1995 and 1994, reimbursable expenses totaled $80,134 and $162,812, respectively. The decrease from 1994 to 1995 reflects the amounts paid in 1994 for expenses incurred by the Fund Administrator in prior years.

   For the six months ended June 30, 1995 and 1994, Fund II incurred $80,483 and $26,694, respectively, in Independent
General Partners' Fees and Expenses.  The increase in
Independent General Partners' Fees and Expenses was primarily attributable to the increase in legal fees incurred and advanced on behalf of indemnified Independent
General Partners in connection with the aforementioned litigation proceedings. (See Note 12 to the Financial
Statements).

   For the six months ended June 30, 1995, Fund II had net investment income of $2,141,097, as compared to $6,290,590 for the same period in 1994. For the three months ended June 30, 1995, Fund II had net investment income of $671,142 as compared to $1,287,144 for the same period in 1994. This decrease in 1995 as compared to 1994 is primarily attributable to higher investment income recorded on Mezzanine Investments in 1994 due to Petco Animal Supplies' June 17, 1994 initial public offering and recognition of thirty-eight and one half months of interest, discount and dividend income.

Net Assets

   Fund II's net assets decreased by $10,134,442 during the six months ended June 30, 1995, due to the payment of cash distributions to partners of $14,383,575 ($5,880,315 of the cash distributions paid was return of capital from the sale of EquiCredit and the return of a portion of the reserve to Limited Partners) and net unrealized depreciation of $4,972,877, partially offset by realized gain from the sale of EquiCredit and Petco of $7,080,913 and net investment income of $2,141,097. The 1995 decrease in net assets over the six months is smaller than the decrease in the comparable 1994 period. This compares to the six months ended June 30, 1994's net assets decreasing by $33,171,530 due to the payment of cash distributions to partners of $27,891,354 ($13,504,423 of the cash distributions paid was return of capital from the sales portfolio investments) and net unrealized depreciation of $12,073,621, partially offset by net investment income of $6,290,590 and net realized gains of $502,855.

   Fund II's net assets increased by $5,642,754 during the three months ended June 30, 1995, due to net investment income of $670,142 and realized gains of $398,815 and net unrealized appreciation of $11,304,697, partially offset by the payment of cash distributions to partners of $6,731,900 ($5,284,822 of the cash distributions paid was from the return of a portion of the reserve to Limited Partners). This compares to the three months ended June 30, 1994's net assets decreasing by $22,953,198 due to the payment of cash distributions to partners of $16,087,489 ($13,208,769 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $8,152,853, partially offset by net investment income of $1,287,144.

Unrealized Appreciation and Depreciation on Investments

   For the six months ended June 30, 1995, Fund II recorded net unrealized depreciation of $4,972,877 (of which $2,552,077 is net unrealized depreciation from publicly traded securities and $2,420,800 is net unrealized depreciation from non-public securities) compared to a net unrealized depreciation of $12,073,621 for the same period in 1994. On June 30, 1995, Fund II's cumulative net unrealized depreciation on investments totaled $1,936,825. The decrease in 1995 as compared to 1994 can be attributed to the increase in value of First Alert at June 30, 1995 offset by the reversal of unrealized appreciation due to the sale of EquiCredit in the first quarter of 1995.

   For the three months ended June 30, 1995, Fund II recorded net unrealized appreciation on investments of $11,304,697 (all of which is from publicly traded securities), compared to a net unrealized depreciation of $8,152,853 for the same period in 1994.

   Fund II's valuation of the Common Stock of First Alert,
Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at June 30, 1995.

   The Managing General Partner and the Investment Adviser review the valuation of Fund II's portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'- length third party transaction to justify the increased valuation.

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

   The First Alert, Petco and Playtex securities held by Fund II are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Fund II may be considered an affiliate of First Alert, Hills and Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Petco, Playtex and Stanley Furniture securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1995. Although the
Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

   For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and
Depreciation (Schedule 2 - pages 30 - 31).

Realized Gains and Losses

   For the six months ended June 30, 1995, Fund II had net realized gains from the sales of EquiCredit and Petco Animal
Supplies of $7,080,913, as compared to $502,855 for the same period in 1994.

   For the three months ended June 30, 1995, Fund II had net realized gains from investments of $398,815 as compared to no realized gain or loss for the same period in 1994.

   For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule
1 - page 29).

Cash Distributions

   On August 3, 1995, the Individual General Partners approved the second quarter 1995 cash distribution totaling $3,477,482 which represents $126,708 as return of capital from the sale of Petco, net investment income and realized gains of $3,114,723 from Mezzanine Investments and $236,051 from Temporary Investments. The total amount distributed to Limited Partners was $2,084,403 or $9.40 per Unit, which was paid on August 14,1995. The Managing General Partner received a total of $6,215, with respect to its interest in Fund II, and $1,386,242 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $622 with respect to his interest in Fund II.

Part II - Other Information

   Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 27  - Financial Data Schedule for the
quarter ending June 30, 1995.

     (b) Reports on form 8-K: None

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1995.

                        ML-LEE ACQUISITION FUND II, L.P.

                        By: Mezzanine Investments, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner

Dated: August 14, 1995      /s/  James V. Caruso
                            James V. Caruso
                            Executive Vice President and Director



Dated: August 14, 1995      /s/  Audrey Bommer
                            Audrey Bommer
                            Vice President and Assistant Treasurer
                            (Chief Accounting Officer)

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1995.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner

Dated: August 14, 1995
                          James V. Caruso
                          Executive Vice President and
                          Director



Dated: August 14, 1995
                          Audrey Bommer
                          Vice President and Assistant Treasurer
                          (Chief Accounting Officer)