Form 10-Q
period 1995-09-30
ML LEE ACQUISITION FUND II L P
filed 1995-11-14
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Period Ended September 30, 1995

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

                 PART I - FINANCIAL INFORMATION

                ML-LEE ACQUISITION FUND II, L.P.

                        TABLE OF CONTENTS

Part I.  Financial Information
                                                     Page
Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1995 and
   December 31, 1994                                   3

Statements of Operations - For the Three and Nine
  Months Ended September 30, 1995 and
  September 30, 1994                                   4

Statements of Changes in Net Assets -
 For the Nine Months Ended September 30, 1995
 and September 30, 1994                                5

Statements of Cash Flows - For the Nine Months
 Ended September 30, 1995 and September 30, 1994       6

Statement of Changes in Partners' Capital at
  September 30, 1995                                   7

Schedule of Portfolio Investments -
  September 30, 1995                                   8

Notes to Financial Statements                         15

Supplemental Schedule of Realized Gains and
 Losses -(Schedule 1)                                 27

Supplemental Schedule of Unrealized Appreciation
 and Depreciation - (Schedule 2 )                     28

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations       30

Part II.  Other Information                           37

                       ML-LEE ACQUISITION FUND II, L.P.
          STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                         (DOLLARS IN THOUSANDS)

                                                      September
                                                       30,1995         December
                                                     (Unaudited)       31, 1994
ASSETS:
Investments - Notes 2,4,5
Portfolio Investments, at fair value
 Managed Companies
  (amortized cost $113,795 at
  September 30, 1995 and $114,726 at
  December 30, 1994)                                  $112,746        $120,895
 Non-Managed Companies
  (amortized cost $30,338 at September 30,
  1995 and $29,888 at December 31, 1994)                24,783          26,753
 Temporary Investments, at amortized
  cost (cost $11,614 at September 30, 1995
  and $18,345 at December 31, 1994)                     11,655          18,390
Cash                                                         1               1
Accrued Interest and Dividend Receivable - Note 2        1,320           1,763
Prepaid Expenses                                             1               4
TOTAL ASSETS                                          $150,506        $167,806

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
  Professional Fees Payable                           $    529        $    160
  Independent General Partners' Fees
    Payable - Note 11                                       25              46
  Deferred Interest Income - Note 2                        773             886
Total Liabilities                                        1,327           1,092

Partners' Capital - Note 2
  Individual General Partner                                37              40
  Managing General Partner                               2,890           4,780
  Limited Partners (221,745 Units)                     146,252         161,894
Total Partners' Capital                                149,179         166,714

TOTAL LIABILITIES AND PARTNERS' CAPITAL               $150,506        $167,806

       See the Accompanying Notes to Financial Statements.


                                                    ML-LEE ACQUISITION FUND II, L.P.
                                                       STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                                        (DOLLARS IN THOUSANDS)


                                                                     For the Three Months Ended  For the Nine Months Ended
                                                                       September   September      September  September
                                                                       30, 1995    30, 1994       30, 1995   30, 1994
INVESTMENT INCOME - NOTES 2,6:
Interest                                                               $ 1,765      $  2,551      $ 5,097    $ 10,409
Discount                                                                   185           229          718       1,117
Dividends                                                                   30             -           47          84
TOTAL INCOME                                                             1,980         2,780        5,862      11,610

EXPENSES:
Investment Advisory Fee - Note 8                                           374           399        1,157       1,294
Fund Administration Fee - Note 9                                           197           203          600         631
Amortization of Deferred Organization Expenses - Note 2                      -            15            -          44
Professional Fees                                                          614           744        1,003       1,739
Reimbursable Administrative Expenses - Note 10                              10            31           90         194
Independent General Partners' Fees and Expenses - Note 11                   42            53          122          80
Insurance Expense                                                            1             1            4           4
TOTAL EXPENSES                                                           1,238         1,446        2,976       3,986

NET INVESTMENT INCOME                                                      742         1,334        2,886       7,624

Net Realized Gain on Investments - Note 4 and Schedule 1                     -             -        7,081         503

Net Change in Unrealized Appreciation (Depreciation) on Investments - Note 5 and
  Schedule 2:
  Publicly Traded Securities                                            (4,668)      (17,917)      (7,220)    (26,144)
  Non-Public Securities                                                      -        (1,910)      (2,421)     (5,756)
                                                                        (4,668)      (19,827)      (9,641)    (31,900)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS         (3,926)      (18,493)         326     (23,773)

Less:  Incentive Fee to Managing General Partner - Note 12                (892)            -       (2,938)          -

NET DECREASE AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                        $ (4,818)    $ (18,493)    $ (2,612)  $ (23,773)


                   See the Accompanying Notes to Financial Statements.


                ML-LEE ACQUISITION FUND II, L.P.
               STATEMENTS OF CHANGES IN NET ASSETS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                          For the Nine Months Ended
                                        September 30,    September 30,
                                            1995             1994

FROM OPERATIONS:

Net Investment Income                    $  2,886         $  7,624

Net Realized Gain on Investments            7,081              503

Net Change in Unrealized
 Depreciation on Investments               (9,641)         (31,900)

Net Increase (Decrease) in Net
 Assets Resulting From Operations             326          (23,773)

Cash Distributions to Partners            (17,861)         (32,106)

Total Decrease                            (17,535)         (55,879)

NET ASSETS:

Beginning of Year                         166,714          297,301

End of Period                            $149,179         $241,422

           See the Accompanying Notes to Financial Statements.


                             ML-LEE ACQUISITION FUND II, L.P.
                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)


                                                       For the Nine Months Ended
                                                       September 30,   September 30,
                                                           1995           1994
INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest, Discount and Dividends                        $  5,746       $ 11,150
Closing Fee Received                                           -             60
Professional Fees                                           (570)        (1,289)
Investment Advisory Fee                                   (1,157)        (1,294)
Fund Administration Fee                                     (600)          (631)
Independent General Partners' Fees and Expenses             (144)          (149)
Reimbursable Administrative Expenses                        (156)          (114)
Sale of Temporary Investments, Net                         6,731         23,943
Purchase of Portfolio Company Investments                 (1,635)        (9,868)
Proceeds from Sales of Portfolio Company Investments       9,646         11,865
  Net Cash Provided by Operating Activities               17,861         33,673
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distributions to Partners                           (17,861)       (32,106)
Net Cash Applied to Financing Activities                 (17,861)       (32,106)
Net Increase in Cash                                           -          1,567
Cash at Beginning of Year                                      1              1
Cash at End of Year                                     $      1       $  1,568

               RECONCILIATION OF NET INVESTMENT INCOME
             TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                   $  2,886       $  7,624
Adjustments to Reconcile Net Investment
  Income to Net Cash Provided by Operating
  Activities:
Decrease in Investments                                    7,659         25,926
(Increase) in Accrued Interest Receivables                  (116)          (460)
Decrease in Prepaid Expenses                                   3             18
Amortization of Deferred Organization Expenses                 -             43
Increase in Professional Fees Payable                        369            525
Decrease in Independent General Partners' Fees Payable       (21)           (64)
Increase in Closing Fee Payable                                -             61
Decrease in Option Payable                                     -           (503)
Net Realized Gain on Investments                           7,081            503
Total Adjustments                                         14,975         26,049
Net Cash Provided by Operating Activities               $ 17,861       $ 33,673

           See the Accompanying Notes to Financial Statements.


                               ML-LEE ACQUISITION FUND II, L.P.
                           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                          (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)


                                                     Individual  Managing
                                                      General    General   Limited
                                                      Partner    Partner   Partner   Total
For the Nine Months Ended
  September 30, 1995 - Notes 2,3,4,5

Partners' Capital at January 1, 1995                $ 40    $ 4,780   $161,894   $166,714
Allocation of Net Investment Income                    1      1,019      1,866      2,886
Allocation of Net Realized Gain on Investments         1        779      6,301      7,081
Allocation of Net Change in Unrealized
  Depreciation on Investments                         (2)       (22)    (9,617)    (9,641)
Cash Distributions to Partners                        (3)    (3,666)   (14,192)   (17,861)

Partners' Capital at September 30, 1995             $ 37    $ 2,890   $146,252   $149,179


             See the Accompanying Notes to Financial Statements.


                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   ANCHOR ADVANCED PRODUCTS, INC. (b)
$5,867             Anchor Advanced Products, Inc., Sr. Sub. Nt.11.67% due 04/30/00(c)  04/30/90   $5,867     $5,867
$7,822             Anchor Advanced Products, Inc., Jr. Sub. Nt.17.5% due 04/30/00(c)   04/30/90    7,822      7,822
162,967 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90    1,548      1,548
247,710 Warrants   Anchor Holdings Inc., Common Stock Purchase Warrants(d)             04/30/90        0          0
                     (26.5% of fully diluted common equity assuming exercise
                       of warrants)                                                               15,237     15,237      10.21

                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90   13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90    4,107      4,107
                     (16.6% of fully diluted common equity)                                       17,144     17,144      11.49

                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90        0          0
                     (0.0% of fully diluted common equity assuming exercise
                       of warrants)
                     $1,393 13% Sr. Secured Bridge Note
                     Purchased 09/25/90                     $1,393
                     Repaid 11/15/90                        $1,393
                     Realized Gain                          $    0
                                                                                                       0          0       0.00

                             See the Accompanying Notes to the Financial Statements.


                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                   CST OFFICE PRODUCTS, INC.(b) - Note 6
$6,355             Lee-CST Acquisition Corp., Sr. Sub. Nt. 12% due 03/31/00(c)(h)       03/30/90  $ 6,355    $ 6,355
$6,355             Lee-CST Acquisition Corp., Jr. Sub. Nt. 18% due 03/30/90(c)(h)       03/30/90    6,355      6,355
$2,294             CST Office Products Corp., Sr. Sub. Nt. 15% due 03/31/00(c)(f)(h)    Various       195        195
$3,047             CST Office Products Corp., Jr. Sub. Nt. 15% due 06/30/96(c)(f)(h)    Various         0          0
162,949 Shares     Lee-CST Holding Corp., Common Stock (d)                              03/30/90    1,304      1,304
177,207 Warrants   Lee-CST Holding Corp., Common Stock Purchase Warrants(d)             03/30/90        0          0
                   (23.1% of fully diluted common equity assuming exercise of warrants)            14,209     14,209     9.52

                   FIRST ALERT, INC.(b) - Note 5
2,058,474 Shares   First Alert, Inc., Common Stock(a)(d)                                07/31/92    3,320     32,421
                     (8.1% of fully diluted common equity)
                      $ 10,198 12.5% Sub. Note
                      Purchased 07/31/92                    $10,198
                      Repaid 03/28/94                       $10,198
                      Realized Gain                         $     0
                                                                                                    3,320     32,421    21.72

                   GHIRARDELLI HOLDINGS CORPORATION (b) - Note 4
$4,672             Ghirardelli Holdings Corporation, 13% Subordinated Note
                     due 03/31/02(c)                                                    03/31/92    4,672      4,672
467,200 Shares     Ghirardelli Holdings Corporation, Common Stock(d)                    03/31/92      934        934
73,692 Shares      Ghirardelli Holdings Corporation, Common Stock(d)                    05/12/95      234        234
14,016 Shares      Ghirardelli Holdings Corporation, Series A Preferred Stock(d)        05/12/95    1,402      1,402
                     (8.2% of fully diluted common equity)
                     $7,008 Sr. Bridge Note
                     Purchased 03/31/92                     $7,008
                     Repaid 06/11/92                        $7,008
                     Realized Gain                          $    0
                                                                                                    7,242      7,242     4.84


                            See the Accompanying Notes to the Financial Statements.

                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)

  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                   HILLS STORES COMPANY (b) - Notes 4,5
458,432 Shares     Hills Stores Company, Common Stock(a)(j)                           04/03/90   $30,246    $ 5,215
62,616 Shares      Hills Stores Company, Common Stock(d)                              08/21/95     4,530        712
                     (3.7% of fully diluted common equity)                                        34,776      5,927       3.97

                   PETCO ANIMAL SUPPLIES, INC. (b) - Notes 4,5
116,825 Shares     Petco Animal Supplies, Common Stock(a)(d)                          Various      1,915      3,037
                     (1.3% of fully diluted common equity)
                     $52 14% Sr. Sub. Bridge Notes
                     Purchased various                      $   52
                     Repaid 04/19/91                        $   52
                     Realized Gain                          $    0
                     $1,667 12.5% Sr. Sub. Notes
                     Purchased various                      $1,667
                     Repaid 03/28/94                        $1,667
                     Realized Gain                          $    0
                     120,143 Shares Common Stock
                     Purchased various                      $1,969
                     Sold 04/26/95                          $2,368
                     Realized Gain                          $  399
                     Total Realized Gain                    $  399
                                                                                                   1,915      3,037       2.04



                              See the Accompanying Notes to Financial Statements.

                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)
  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                  PLAYTEX PRODUCTS, INC. - Note 5,7,16
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                          03/29/90   $ 5,299    $  2,965
                    (.66% of fully diluted common equity)
                    $7,333 15% Subordinated Note
                    Purchased 03/29/90                      $7,333
                    Sold 09/28/90                           $7,349
                    Realized Gain                           $   16
                    84,870 Shares Common Stock
                    Purchased 03/29/90                      $  282
                    Sold 12/20/91                           $  328
                    Realized Gain                           $   46
                    $7,334 15% Subordinated Note
                    Purchased 03/29/90                      $7,334
                    Sold 02/01/93                           $7,327
                    Realized Loss                           $   (7)
                    Total Net Realized Gain                 $   55
                                                                                                   5,299      2,965         1.99
                  RESTAURANTS UNLIMITED
$6,044            Restaurants Unlimited, 11% Subordinated Note due 06/30/02(c)        06/03/94     6,044      6,044
391,302 Warrants  Restaurants Unlimited, Common Stock Warrants(d)  06/03/94           06/03/94         0          0
                    (2.4% of fully diluted common equity)
                                                                                                   6,044      6,044         4.05
                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
23,105 Shares     Stanley Furniture Company, Inc., Common Stock(a)(j)                 06/30/91       291        202
                    (0.4% of fully diluted common equity)
                                                                                                     291        202         0.15
                  SUN PHARMACEUTICALS CORP.(b) - Note 7,16
$8,318            Sun Pharmaceuticals Corp., 12.5% Sub. Nt. due 12/31/02(c)           12/03/92     8,318      8,318
7,444.5 Warrants  Banana Boat Holding Corp., Common Stock Purchase Warrants(d)(i)     12/03/92         0          0
                    (5.9% of fully diluted common equity assuming exercise of warrants)
                    $11,051 Sr. Bridge Note
                    Purchased 12/03/92                      $11,051
                    Repaid 12/18/92                         $11,051
                    Realized Gain                           $     0
                                                                                                   8,318      8,318         5.58
                    TOTAL INVESTMENT IN MANAGED COMPANIES                                       $113,795   $112,746        75.56

                            See the Accompanying Notes to Financial Statements.

                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)
Principal                                                                                                    Fair       % Of
  Amount/                                                                            Investment Investment   Value      Total
  Shares          Investment                                                            Date       Cost     (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$784              Biolease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676      $ 691
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94         94
40,057 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                      784        799      0.54
                  FITZ AND FLOYD/SYLVESTRI -Notes 4,5,6
$10,281           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)             03/31/93    10,266     10,268
$ 2,419           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)             07/30/93     2,414      2,414
1,511,856 Shares  FF Holding Co., Common Stock (d)                                     03/31/93        15          0
514,636 Shares    FF Holding Co., Common Stock (d)                                     07/30/93         5          0
515,845 Shares    FF Holding Co., Common Stock (d)                                     12/22/94         0          0
                                                                                                   12,700     12,682      8.50
                  FLA. ORTHOPEDICS, INC. - Notes 5,6,14
$4,842            FLA. Acquisition Corp., 12.5% Sub. Nt. due 07/31/99(c)(h)            08/02/93     4,842      2,421
121,040 Shares    FLA. Holdings, Inc. Common Stock(d)                                  08/02/93     1,513          0
72,624 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         0          0
                                                                                                    6,355      2,421      1.62

                                    See the Accompanying Notes to Financial Statements.

                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)
  Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
                  NATIONAL TOBACCO COMPANY, L.P.
$3,503            National Tobacco Company, 13% Sub. Nt. due 10/15/98(c)              04/14/92   $ 3,503     $ 3,503
$  115            National Tobacco Company, 16% Sub. Nt. due 10/15/98(c)(f)           06/30/93       115         115
$  234            National Tobacco Company, Class A Partnership Int.(d)               04/14/92       234         234
                                                                                                   3,852       3,852     2.58

                  SORETOX - Notes 4,5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(h)               06/29/95     3,503       2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(h)           06/29/95     3,128       2,439
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                     06/29/95         0           0
                                                                                                   6,631       5,029     3.37

                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                     $30,322      24,783    16.61

                   SUMMARY OF MEZZANINE INVESTMENTS

                   Subordinated Notes                                                 Various     87,112      83,106    55.70
                   Partnership Interest                                               04/14/92       234         234     0.16
                   Preferred Stock,Common Stock, Warrants and Stock Rights            Various     56,771      54,189    36.32

                   TOTAL MEZZANINE INVESTMENTS                                                  $144,117    $137,529    92.18

                            See the Accompanying Notes to Financial Statements.


                                              ML-LEE ACQUISITION FUND II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)
  Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost     (Note 2)  Investments
              TEMPORARY INVESTMENTS

              CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
$  134        State Street Bank 2.5% due 10/02/95                                    09/29/95   $  134      $  134
$  605        Banque Nationale de Paris, 3.875% due 03/29/96 - Note 14               08/18/93      605         605
              TOTAL INVESTMENT IN C/D'S AND TIME DEPOSITS                                          739         739       0.51

              COMMERCIAL PAPER
$4,530        Ford Motor Credit, 5.72% due 10/20/95                                  09/22/95    4,510       4,516
$6,401        Avco Financial, 5.73% due 10/02/95                                     08/28/95    6,365       6,400
              TOTAL INVESTMENT IN COMMERCIAL PAPER                                              10,875      10,916       7.32

              TOTAL TEMPORARY INVESTMENTS                                                       11,614      11,655       7.83

              TOTAL INVESTMENT PORTFOLIO                                                      $155,731    $149,184     100.00%


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


                                 See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 1995
                                          (UNAUDITED)


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

    The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the trading price at September 29, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

    Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

    All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1995 and December 31, 1994, Fund II had in its portfolio of investments $751,907 and $310,007, respectively, of payment-in-kind debt securities which excludes $7,278,058 and $4,479,539, respectively, of payment-in-kind securities received from notes placed on non-accrual status. As of September 30, 1995 and December 31, 1994, Fund II had in its portfolio of investments $2,293,457 of payment-in-kind equity securities.

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

Interim Financial Statements

    The financial information included in this interim report as of September 30, 1995 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1995 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

    Effective June 29, 1995, Soretox structured a management led buyout of the company. As a result, the Stablex Canada, Inc. $6,189,075, 14% Subordinated Note and the 183,921 shares of 176347 Canada Inc. Common Stock Purchase Warrants held by Fund II were exchanged for a Stablex Canada, Inc. $3,503,250 principal amount 10% Subordinated Note, a $2,685,825 principal amount (plus capitalized interest of $441,900 from the note exchanged) 11% Junior Subordinated Note and 2,004 shares of Seaway TLC, Inc. Common Stock Purchase Warrants. No gain or loss was recorded on the transaction.

    On August 21, 1995, Fund II entered into a stock purchase and exchange agreement with Hills Stores Company and exchanged the 219,156 Common Stock Rights held by Fund II for 62,616 shares of Hills Stores Common Stock. No gain or loss was recognized on the transaction. The common shares received will be registered with the Securities and Exchange Commission in the fourth quarter of 1995.

    On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24,985,029 for Fund II. As of September 30, 1995, the reserve balance was reduced to $10,904,608 due to follow-on investments of $286 in Petco Animal Supplies, Inc., $2,418,970 in Fitz and Floyd, Inc., $240,060 in Fine Clothing, Inc. and $4,500,826 for a Certificate of Deposit related to the reorganization of Hills Stores. Fund II made a follow-on investment in Ghirardelli Holdings Corp. of $1,635,200 and has returned $5,285,079 of the reserve to partners during the nine months ended September 30, 1995. The Independent General Partners have approved an additional distribution of the reserve of $1,000,000 to Partners to be made on November 14, 1995. See Note 16 for further information. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance its existing investment.

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

5.  Unrealized Appreciation and Depreciation of Investments

    For the nine months ended September 30, 1995, Fund II recorded net unrealized depreciation of $9,640,975 (of which, $7,220,175 is net unrealized depreciation from publicly traded securities and $2,420,800 is net unrealized depreciation from non-public securities) compared to a net unrealized depreciation of $31,899,722 for the same period in 1994. As of this date, Fund II's cumulative net unrealized depreciation on investments totaled $6,604,923.

    For additional information, please refer to the Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 28 - 29).

6.  Non-Accrual of Investments

    In accordance with Fund II's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

    - CST Office Products, Inc. on October 1, 1992.
    - Fitz and Floyd/Sylvestri Corporation on January 1, 1994.
    - FLA. Orthopedics, Inc., on January 1, 1995.
    - Stablex Canada, Inc., on June 29, 1995.

7.  Covered Call and Put Options

    Concurrently with the Funds' investment in Sun Pharmaceuticals Corp. ("Sun"), Playtex Products Inc. ("Playtex") entered into a distribution agreement with Sun pursuant to which Playtex agreed to act as the principal distributor for Sun's products in the ordinary course of business. As additional consideration for entering into this agreement, Playtex obtained an option to purchase at a formula price (under certain conditions) the Banana Boat Holding Corp. Common Stock held by other investors in the transaction, including the Common Stock purchasable upon exercise of the Funds' warrants. Playtex exercised this option in the fourth quarter of 1995. See Note 16 for further information.

8.  Investment Advisory Fee

    The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Incentive Fees (as defined in Note 12) paid to the Managing General Partner. For the nine months ended September 30, 1995 and 1994, Fund II paid $1,156,833 and $1,293,686, respectively, in
Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

9.  Fund Administration Fee

    As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II, Inc., an affiliate of the Fund Administrator and Merrill Lynch & Co., receives 5% of the benefit of any MGP Incentive Fees paid to the Managing General Partner (as defined in Note 12). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the nine months ended September 30, 1995 and 1994, Fund II paid $599,851 and $631,107, respectively, in Fund Administration Fees.

10. Administrative Expenses

    Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1995 and 1994, Fund II incurred $90,182 and $194,337, respectively, in reimbursable expenses.

11. Independent General Partners' Fees and Expenses

    As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund and compensation for each of the Individual General Partners is reviewed annually by the Independent General Partners. For the nine months ended September 30, 1995 and 1994, Fund II incurred $122,394 and $80,184, respectively, in Independent General Partners' Fees and Expenses.

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

    For the nine months ended September 30, 1995, Fund II paid $156,459 to the Fund Administrator for reimbursable out-of-pocket expenses (please refer to Note 10 for further information).

    In 1995, the Fund II paid the Individual General Partner distributions totaling $3,600 and paid the Managing General Partner distributions totaling $3,665,776 (which includes $3,629,773 of incentive fees ("MGP Incentive Fees") and $36,003 with respect to their interest in Fund II). Of the MGP Incentive Fees paid, 95% or $3,448,284 was paid to the Investment Advisor and the remaining 5% totaling $181,489 was paid to ML Mezzanine II Inc. As of September 30, 1995, the Managing General Partner has earned $16,547,004 in MGP Incentive Fees of which $2,937,537 is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

13. Litigation

    On April 5, 1991, two Limited Partners of Fund II filed a putative class action in the United States District Court for the Southern District of New York, purportedly on behalf of the class of all Limited Partners of record as of September 30, 1990, against Fund II, the Managing General Partner, the Individual General Partners and the Investment Adviser. The complaint alleges that the disclosure in Fund II's proxy statement for the Special Meeting of Limited Partners held May 22, 1990 violated Federal statutes and rules promulgated by the Securities and Exchange Commission. The complaint seeks monetary damages, which are not quantified, and other relief. On December 30, 1992, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss the plaintiffs' complaint, with leave to the plaintiffs to file an amended complaint no later than February 15, 1993. On February 11, 1993, plaintiffs filed an amended complaint alleging, in addition to the allegation set forth in the original complaint, that if certain facts were disclosed in the 1990 proxy statement, plaintiffs and the other members of the class would have voted differently in the elections to which the proxy statement pertained. The defendants thereafter moved to dismiss the amended complaint. In December 1994, the parties entered into a proposed stipulation and settlement to resolve the litigation and on August 7, 1995 there was a settlement hearing pursuant to which the settlement was approved on August 10, 1995. The settlement was thereafter effected. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees.

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

    Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded. Expert discovery is currently set to conclude in early 1996. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

    On August 9, 1994, the same two Limited Partners from Fund II and the Retirement Fund commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons.
Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. The defendants have filed papers in opposition to the motion for partial summary judgment on January 10, 1995. On August 4, 1995, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs motion. Because the defendants in this action believe that the claims are without merit, each defendant also filed a separate motion to dismiss, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

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

    Pursuant to the Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax basis of the Fund II's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1994, the tax basis of Fund II's assets are less than the amounts reported in the financial statements by $4,416,180. This difference is primarily attributable to net unrealized appreciation on investments which has not been recognized for tax purposes.

16. Subsequent Events

    On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat not already owned by Playtex. In accordance with the Agreement, the 12.5% Senior Subordinated Note held by the Fund, plus all accrued interest, was paid in full by Playtex upon consummation of the merger. Additionally, the Fund received net proceeds of $173.55 per share for the 7444.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. As a result, the Fund received total proceeds of $9,699,527 on October 31, 1995 which resulted in a gain of $1,291,993. These proceeds will be distributed to the partners in December 1995 in a special distribution.


    On November 3, 1995, the Individual General Partners approved the third quarter 1995 cash distribution totaling $2,019,087 which represents net investment income of $892,051 from Mezzanine Investments, $1,000,326 from a return of the reserve for follow on investments and $126,710 from Temporary Investments. The total amount distributed to Limited Partners was $1,124,247 or $5.07 per Unit, which was paid on November 14,1995. The Managing General Partner received a total of $2,535, with respect to its interest in Fund II, and $892,051 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $254 with respect to his interest in Fund II.

                                         SCHEDULE 1
                              ML-LEE ACQUISITION FUND II, L.P.
                      SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                        (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)


                             NUMBER OF    INVESTMENT      NET        REALIZED
  SECURITY                    SHARES         COST       PROCEEDS       GAIN
EquiCredit Corp.
  Common Stock               227,437       $  596        $7,278       $6,682

Petco Animal Supplies
  Common Stock               120,143(a)     1,969         2,368          399

TOTAL                                      $2,565        $9,646       $7,081



(a) Includes the underwriters overallotment option exercised on May 26, 1995.


                                                             SCHEDULE 2
                                                  ML-LEE ACQUISITION FUND II, L.P.
                                SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                                                FOR THE PERIOD ENDED SEPTEMBER 30, 1995
                                                            (UNAUDITED)
                                                      (DOLLARS IN THOUSANDS)

                                                             UNREALIZED       UNREALIZED
                                                            APPRECIATION     APPRECIATION                             TOTAL
                                                           (DEPRECIATION)   (DEPRECIATION)        TOTAL            UNREALIZED
                                                           FOR THE THREE     FOR THE NINE       UNREALIZED        APPRECIATION
  SECURITY                                                  MONTHS ENDED     MONTHS ENDED      APPRECIATION      (DEPRECIATION) AT
                                   INVESTMENT     FAIR      SEPTEMBER 30,    SEPTEMBER 30,   (DEPRECIATION) AT     SEPTEMBER 30,
                                     COST         VALUE        1995              1995        DECEMBER 31, 1994        1995
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
EquiCredit Corp.
  Common Stock*                   $     -       $     -       $     -          $(6,654)          $ 6,654            $     -
First Alert, Inc.
  Common Stock                      3,320        32,421         1,802            2,316            26,785             29,101
Hills Stores Company
  Common Stock                     34,776         5,927        (6,430)          (4,940)          (23,909)           (28,849)
Petco Animal Supplies, Inc.
  Common Stock                      1,915         3,037           322            1,571              (449)             1,122
Playtex Products, Inc.
  Common Stock                      5,299         2,965          (387)             516            (2,850)            (2,334)
Stanley Furniture
  Common Stock                        291           202            25              (29)              (60)               (89)
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                           $(4,668)         $(7,220)          $ 6,171            $(1,049)


                                                          SCHEDULE 2
                                                ML-LEE ACQUISITION FUND II, L.P.
                               SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                                               FOR THE PERIOD ENDED SEPTEMBER 30, 1995
                                                          (UNAUDITED)
                                                   (DOLLARS IN THOUSANDS)

                                                             UNREALIZED       UNREALIZED
                                                            APPRECIATION     APPRECIATION                             TOTAL
                                                           (DEPRECIATION)   (DEPRECIATION)        TOTAL            UNREALIZED
                                                           FOR THE THREE     FOR THE NINE       UNREALIZED        APPRECIATION
  SECURITY                                                  MONTHS ENDED     MONTHS ENDED      APPRECIATION      (DEPRECIATION) AT
                                   INVESTMENT     FAIR      SEPTEMBER 30,    SEPTEMBER 30,   (DEPRECIATION) AT     SEPTEMBER 30,
                                      COST        VALUE        1995              1995        DECEMBER 31, 1994        1995
NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock                       $   20      $   -        $   -           $     -           $   (20)            $   (20)
FLA. Orthopedics, Inc.
  Common Stock*                       1,513          -            -                 -            (1,513)             (1,513)
  Subordinated Note                   4,842      2,421            -            (2,421)                -              (2,421)
Stablex Canada Inc.
  Subordinated Notes*                 6,631      5,029            -                 -            (1,602)             (1,602)

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION)FROM NON PUBLIC
  SECURITIES                                                                   (2,421)           (3,135)              (5,556)

NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                            $(4,668)          $(9,641)          $ 3,036             $(6,605)


*  Restricted security.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity & Capital Resources

    As of September 30, 1995, capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on January 5, 1990. Net proceeds which were available for investment to Fund II as of September 30, 1995 were $160,908,803, after returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

    At September 30, 1995, Fund II had outstanding a total of $144,115,397 invested in Mezzanine Investments representing $113,794,255 Managed and $30,321,142 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper and bankers' acceptances with maturities of less than two months.

    Excluding subordinated notes placed on non-accrual status, Fund II during the nine months ending September 30, 1995 received $441,900 in additional debt securities in lieu of cash interest payments ("payment-in-kind" securities) as provided in certain of its subordinated note investments. As of September 30, 1995, Fund II has in its portfolio of investments $751,907 of payment-in-kind debt securities and $2,293,457 of payment-in-kind equity securities, which excludes $7,278,058 of payment-in-kind securities received from notes placed on non-accrual status.

    Fund II invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. Fund II's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. Fund II was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last quarter of Fund II's investment period terminated at various times through December 21, 1993.

    As provided by the Partnership Agreement, the Managing General Partner of Fund II receives incentive fees from transactions to the extent certain returns of capital and priority returns are achieved. As of September 30, 1995, the amount that was deferred in payment(the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement is $2,937,537. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would
instead  be  payable  to  the  Managing   General  Partner  until  the  Deferred
Distribution Amount is paid in full. As of November 14, 1995, the Deferred Distribution Amount owed to the Managing General Partner is $2,045,486.

    On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24,985,029 for Fund II. As of November 14,1995, the reserve balance has been reduced to $9,904,608 due to follow-on investments of $286 in Petco Animal Supplies, $2,418,970 in Fitz and Floyd, Inc., $240,060 in Fine Clothing, Inc. and $4,500,826 for a Certificate of Deposit related to the reorganization of Hills. Fund II also made a follow-on investment in Ghirardelli Holdings Corp. of $1,635,000 and returned $5,285,079 of the reserve to partners during the nine months ended September 30, 1995. The Independent General Partners have approved an additional reserve of $1,000,000 to be distributed to the partners on November 14, 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies, which may become necessary to protect or enhance Fund II's existing investment.

    All net proceeds from the sale of Mezzanine Investments received by Fund II in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.

    The proportion of distributions provided by net investment income has dropped significantly from prior years, due primarily to increased sales and redemptions of Mezzanine Investments, a resulting decrease in investment income as those holdings cease to generate interest income. Given the outstanding Deferred Distribution Amount noted above, it is expected that all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of any future cash distributions to Limited Partners for the next few years will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

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

    Certain issuers of High-Yield Securities held by Fund II
(First Alert, Hills, Petco, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II (other than Stanley Furniture) were not registered in these offerings, Fund II has the ability under Rule 144 of the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least three years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

    For the nine months ended September 30, 1995, Fund II had investment income of $5,861,519, as compared to $11,610,226 for the same period in 1994. The decrease of $5,748,707 in 1995 investment income from 1994 is due primarily to the recognition of previously unrecorded interest, dividend and discount income of $3,071,447 related to Petco Animal Supplies that was recorded in the first quarter 1994. Also contributing to this decrease is (i) the amount of temporary investments held by Fund II in 1995 after distributions of return of capital to partners and (ii) the placement of two debt securities on non-accrual status during 1995.

    For the three months ended September 30, 1995, Fund II had investment income of $1,981,008, compared to $2,780,482 for the same period in 1994.

    Major expenses for the period ended September 30, 1995 consisted of the Investment Advisory Fee, legal and professional fees, Fund Administration Fee, the Independent General Partners' Fees and Expenses.

    The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser for the nine months ended September 30, 1995 and 1994 were $1,156,833 and $1,293,686, respectively, and are calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. For the three months ended September 30, 1995 and 1994, Fund II paid $373,533 and $398,704, respectively, in Investment Advisory Fees. The decrease in 1995's as compared to 1994's Investment Advisory Fee was a direct result of returns of capital to partners and realized losses on investments.

    Legal and professional fees for the nine months ended September 30, 1995 and 1994 were $1,003,338 and $1,738,726, respectively. These fees were primarily incurred in connection with the litigation proceedings as described in Note 13 to the Financial Statements. For the three months ended September 30, 1995 and 1994 Fund II incurred $613,814 and $743,938, respectively, in legal and professional fees. The decrease is attributable to a decrease in legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings.

    The Fund Administration Fees paid to the Fund Administrator for the nine months ended September 30, 1995 and 1994 were $599,851 and $631,107, respectively, and are calculated at an annual rate of 0.45% of the excess of net offering proceeds less 50% of capital reductions. For the three months ended September 30, 1995 and 1994, Fund II paid $197,233 and $202,896, respectively, in Fund Administration Fees. The decrease in 1995's as compared to 1994's Fund Administration Fees was a direct result of returns of capital to partners and realized losses on investments.

    Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1995 and 1994, reimbursable expenses totaled $90,182 and $194,337, respectively. The decrease from 1994 to 1995 is due to an increase in the accrual for reimbursable expenses in 1994.

    For the nine months ended September 30, 1995 and 1994, Fund II incurred $122,394 and $80,184, respectively, in Independent General Partners' Fees and Expenses. The increase in Independent General Partners' Fees and Expenses was primarily attributable to the increase in legal fees incurred and advanced on behalf of indemnified Independent General Partners in connection with the aforementioned litigation proceedings. (See Note 13 to the Financial Statements).

    For the nine months ended September 30, 1995, Fund II had net investment income of $2,885,370, as compared to $7,624,420 for the same period in 1994. For the three months ended September 30, 1995, Fund II had net investment income of $742,273 as compared to $1,333,830 for the same period in 1994. This decrease in 1995 as compared to 1994 is primarily attributable to higher interest, discount and dividend income recorded from Mezzanine Investments in 1994 due to Petco Animal Supplies' September 17, 1994 initial public offering.

Net Assets

    Fund II's net assets decreased by $17,533,115 during the nine months ended September 30, 1995, due to the payment of cash distributions to partners of $17,861,057 ($6,006,824 of the cash distributions paid was return of capital from the sale of portfolio investments and the return of a portion of the reserve to Limited Partners) and net unrealized depreciation of $9,640,975, partially offset by realized gain from the sale of EquiCredit and Petco of $7,080,913 and net investment income of $2,885,370. The 1995 decrease in net assets over the nine months is smaller than the decrease in the comparable 1994 period. This compares to the nine months ended September 30, 1994's net assets decreasing by $55,878,511 due to the payment of cash distributions to partners of $32,106,064 ($16,225,312 of the cash distributions paid was return of capital from the sales portfolio investments) and net unrealized depreciation of $31,899,722, partially offset by net investment income of $7,624,420 and net realized gains of $502,855.

    Fund II's net assets decreased by $7,402,308 during the three months ended September 30, 1995, due to net investment income of $742,273 partially offset by net unrealized depreciation of $4,668,098 and the payment of cash distributions to partners of $3,477,483 ($125,641 of the cash distributions paid was from the return of capital from the sale of Petco). This compares to the three months ended September 30, 1994's net assets decreasing by $22,706,981 due to the payment of cash distributions to partners of $4,214,710 ($2,720,889 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $19,826,101, partially offset by net investment income of $1,333,830.

Unrealized Appreciation and Depreciation on Investments

    For the nine months ended September 30, 1995, Fund II recorded net unrealized depreciation of $9,640,975 (of which $7,220,175 is net unrealized depreciation from publicly traded securities and $2,420,800 is net unrealized depreciation from non-public securities) compared to a net unrealized depreciation of $31,899,722 for the same period in 1994. On September 30, 1995, Fund II's cumulative net unrealized depreciation on investments totaled $6,604,923. The decrease in 1995 depreciation as compared to 1994 can be attributed to the increase in value of First Alert at September 30, 1995 offset by the unrealized depreciation recorded in the investment in Hills Stores and reversal of unrealized appreciation due to the sale of EquiCredit in the first quarter of 1995.

    For the three months ended September 30, 1995, Fund II recorded net unrealized depreciation on investments of $4,668,098 (all of which is from publicly traded securities), compared to a net unrealized depreciation of $19,826,101 for the same period in 1994.

    Fund II's valuation of the Common Stock of First Alert, Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at September 29, 1995.

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

    A number of Fund II's assets (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction.

    The First Alert, Petco and Playtex securities held by Fund II are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Fund II may be considered an affiliate of First Alert and Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Petco, Playtex and Stanley Furniture securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

    The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

    For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 28 - 29).

Realized Gains and Losses

    For the nine months ended September 30, 1995, Fund II had net realized gains from the sales of EquiCredit and Petco Animal Supplies of $7,080,913 as compared to $502,855 for the same period in 1994.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1 - page 27).

Cash Distributions

    On November 3, 1995, the Individual General Partners approved the third quarter 1995 cash distribution totaling $2,019,087 which represents net investment income of $892,051 from Mezzanine Investments, $1,000,326 from a return of the reserve for follow on investments and $126,710 from Temporary Investments. The total amount distributed to Limited Partners was $1,124,247 or $5.07 per Unit, which was paid on November 14,1995. The Managing General Partner received a total of $2,535, with respect to its interest in Fund II, and $892,051 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $254 with respect to his interest in Fund II.

Part II - Other Information

     Items 1 - 4 are herewith omitted as the response to all items is either none or not applicable.

     Item 5. Other Information

     On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat not already owned by Playtex. In accordance with the Agreement, the 12.5% Senior Subordinated Note held by the Fund, plus all accrued interest, was paid in full by Playtex upon consummation of the merger. Additionally, the Fund received net proceeds of $173.55 per share for the 7444.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. As a result, the Fund received total proceeds of $9,699,527 on October 31, 1995 which resulted in a gain of $1,291,993. These proceeds will be distributed to the partners in December 1995 in a special distribution.

     On November 1, 1995, the Fund entered into a Partnership Interest Redemption Agreement (the "Agreement") with National Tobacco Company, LP. Pursuant to the Agreement, National Tobacco will redeem the Class A Partnership Interests and repay all Subordinated Notes, plus unpaid and accrued interest, held by Fund II. As consideration, National Tobacco shall pay a 2.5% prepayment penalty on the principal amount of the 13% subordinated note and pay a contingent interest amount to be determined in accordance with the Agreement. The prepayment penalty and contingent interest amounts will be calculated as of the closing date which is anticipated to occur by December 20, 1995. This Agreement may be terminated by either party if the closing does not occur on or before December 20, 1995.

     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1995.

     (b) Reports on form 8-K: None

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1995.

                        ML-LEE ACQUISITION FUND II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner

Dated: November 14, 1995      /s/  James V. Caruso
                            James V. Caruso
                            Executive Vice President and Director



Dated: November 14, 1995      /s/  Audrey Bommer
                            Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1995.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments II, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner

Dated: November 14, 1995
                          James V. Caruso
                          Executive Vice President and
                          Director



Dated: November 14, 1995
                          Audrey Bommer
                          Vice President and Treasurer
                          (Chief Financial Officer)