Form 10-K
period 1995-12-31
ML LEE ACQUISITION FUND II L P
filed 1996-04-01
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended December 31, 1995
                         Commission File Number 0-17383

                          ML-LEE ACQUISITION FUND II, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

           Delaware                                 04-3028398
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                             World Financial Center
                            South Tower - 23rd Floor
                          New York, New York 10080-6123
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (212) 236-7339

Securities registered pursuant to Section 12(b) of the Act:

        Title of each Class        Name of each exchange on which registered
               None                               Not Applicable

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting securities held by non-affiliates: Not Applicable.

Documents Incorporated by Reference: Portions of the Prospectus of the Registrant dated September 6, 1989, filed with the Securities and Exchange Commission pursuant to Rule 497(b), are incorporated by reference in Parts I, II and III hereof.

                                   Part I
Item l. Business

        Formation
        ML-Lee Acquisition Fund II, L.P. ("Fund II") (formerly T.H. Lee Acquisition Fund II, L.P.) was formed along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. the ("Retirement Fund" collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Funds' operations commenced on November 10, 1989.

        Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring Fund II's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P. (the "Investment Adviser" to the Funds) is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H.
Lee. ML Fund Administrators Inc. (the "Fund Administrator") is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and is responsible for the day-to-day administrative services necessary for the operations of Fund II.

        Fund II has elected to operate as a business development company under the Investment Company Act of 1940 ("Investment Company Act"). Fund II's primary investment objective is to provide current income and capital appreciation potential by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. Fund II pursues this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and recapitalizations. Fund II may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing. Fund II considers this activity to constitute a single industry segment of mezzanine financing investing.

        The Funds offered an aggregate 1 million units of limited partnership interest ("Units") at $1,000 per Unit with the Securities and Exchange Commission pursuant to a Registration Statement on Form N-2 (File No. 33-25816), effective September 6, 1989. The information under the heading "Risk and Other Important Factors", "Estimated Use of Proceeds", "Mezzanine Financing" and "Investment Objectives and Policies" on pages 21 through 46 and "Conflicts of Interest" on pages 79 through 82 in the Prospectus dated September 6, 1989, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

        The offering of Units commenced on September 6, 1989. On November 10 and December 20, 1989 and January 5, 1990, Fund II had its first, second and third closings respectively, at which time the Managing General Partner admitted additional Limited Partners to Fund II representing 221,745 Units of limited partnership interest. The additional Limited Partners' total capital contributions were $205,114,126, which excludes discounts allowed of $3,119,607 and is net of sales commissions and advisory fees of $13,511,267. The Managing General Partner's aggregate contribution was $500,000. Thomas H. Lee, as an Individual General Partner, contributed $50,000. For their services as selling agent, Fund II paid sales commissions to Merrill Lynch, Pierce, Fenner and Smith Incorporated ("MLPF&S") in the amount of $10,800,450 (exclusive of discounts of $2,504,250). In addition, Fund II paid a financial advisory fee to MLPF&S in the amount of $2,710,817 (exclusive of discounts of $615,357).

        Mezzanine and Bridge Investments
        At December 31, 1995, Fund II had outstanding a total of $135.8 million invested in Mezzanine Investments representing $105.5 million Managed and $30.3 million Non-Managed portfolio investments. At December 31, 1995, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

        Fund  II's   reinvestment   period   ended  on  December  21,  1993  and
accordingly, no new investments can be made after that date, other than the funding of investments which were committed to prior to that date.

        REVIEW OF INVESTMENTS IN MANAGED COMPANIES
        The following is a brief description of the companies in Fund II's Managed Company portfolio during the year ended December 31, 1995:

        Publicly Held Managed Portfolio Companies

        EquiCredit Corporation ("EquiCredit")

        On September 26, 1994 Barnett Banks, Inc. signed a definitive agreement to acquire all of the outstanding EquiCredit common stock for $32 per share. This transaction closed on January 27, 1995. Fund II sold its entire investment of 227,437 shares, realizing a gain of $6.7 million on an original investment of $595,886.

        First Alert, Inc. ("First Alert")

        First Alert is a designer and manufacturer of residential smoke detectors, fire extinguishers, portable rechargeable lights and other security and safety products. Fund II owns 2,058,474 shares of First Alert common stock. The closing market price at December 29, 1995 reflects unrealized depreciation of $12.4 million for the year ended December 31, 1995, bringing the aggregate net unrealized appreciation to $14.4 million.

        Hills Stores Company, ("Hills")

Hills is an operator of discount department stores in the Northeast and Midwest and offers a broad selection of merchandise at everyday low prices, targeted primarily at the female shopper. Fund II recorded net unrealized depreciation of approximately $5.7 million on this investment for the year ended December 31, 1995. The closing market price of this investment reflects an aggregate net unrealized depreciation of approximately $29.6 million through December 31, 1995.

        On August 21, 1995, Fund II entered into a stock purchase and exchange agreement with Hills Stores Company and exchanged the 219,156 Common Stock Rights held by Fund II for 62,616 shares of Hills Stores Common Stock. No gain or loss was recognized on the transaction.

        Petco Animal Supplies, Inc. ("Petco")

        Petco is a leading retailer of premium pet food and supplies, operating more stores than any other specialty pet food and supply retailer in the United States.

        On April 27, 1995,  Petco completed a public  offering of  approximately
3.6 million shares of Common Stock (the "Petco Offering") at a net price of $19.71 per share. As part of the Petco Offering, Fund II sold 120,143 shares (including shares sold as a result of the exercise of the underwriters' overallotment option) representing 51% of its Petco holdings. Fund II received proceeds of $2.4 million and realized a gain of $398,815 on the sale of the equity. The closing market price of Petco common stock on December 29, 1995 reflects unrealized appreciation of $1.9 million for the year ended December 31, 1995. The closing market price of this investment reflects an aggregate net unrealized appreciation of $1.5 million through December 31, 1995.

        Playtex Products, Inc. ("Playtex")

Playtex manufactures and sells feminine hygiene and nursery products, household rubber gloves, toothbrushes and Jhirmack and LaCoupe haircare products. Fund II's year-end valuation of this investment reflects approximately $129,000 of unrealized appreciation recorded in 1995 and $2.7 million of cumulative net unrealized depreciation through 1995.

        Stanley Furniture Company, Inc. ("Stanley Furniture")

Stanley Furniture designs, manufactures and markets furniture and fabric products. Based upon the closing bid price at December 29, 1995, Fund II recorded approximately $46,000 of unrealized depreciation on its equity in Stanley Furniture for the year ended December 31, 1995. Fund II's year-end valuation of this investment reflects an aggregate of approximately $106,000 in net unrealized depreciation.

Non Publicly Held Managed Portfolio Companies

        Anchor Advanced Products, Inc. ("Anchor")

Anchor is a large manufacturer of toothbrushes and cosmetic packaging products. Anchor holds a major share of the U.S. market for contract manufacturing of toothbrushes, supplying many of the brand marketers. In addition, Anchor has a strong position in key areas of the cosmetic packaging market, including nail polish brushes, mascara packages and applicators and lipstick packaging products. This investment is valued at cost at December 31, 1995.

        Big V Supermarkets, Inc. ("Big V")

Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost at December 31, 1995.

        Cole National Corp. ("Cole")

Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and operates three separate retail subsidiaries:
Cole Vision, Things Remembered and Cole Key. The investment in Cole is valued at cost at December 31, 1995.

        CST Office Products Corp. ("CST")

CST is a provider of stock computer forms to the resale market. CST operates several manufacturing plants throughout the U.S., which produce business forms and related office products. Fund II is currently not accruing interest on this investment. The investment in CST is valued at cost at December 31, 1995. On March 22, 1996 Fund II sold its entire investment in CST and realized a gain of $4.3 million and $7.2 million of additional interest income for payment in kind notes previously classified as non-accrual. Please see Note 14 to the Financial Statements for further information.

        Ghirardelli Holdings Company ("Ghirardelli")

Ghirardelli is a marketer of premium chocolate products. Ghirardelli's products are sold through a variety of distribution channels including three company-owned retail shops, two of which are located in Ghirardelli Square, a prominent San Francisco landmark. Fund II made a follow-on investment in Ghirardelli for $1.6 million on May 12, 1995 and received 14,016 shares of Preferred stock and 73,692 shares of Common Stock. The investment in Ghirardelli is valued at cost at December 31, 1995.

In February, 1996 Fund II executed a stock purchase Agreement pursuant to which Fund II will sell its entire investment in Ghirardelli. See Note 14 to the Financial Statements for more information.

        Restaurants Unlimited Corporation ("RU Corp.")

RU Corp., through its Cinnabon division, operates and franchises a national chain of specialty cinnamon roll bakeries in more than 250 locations, operating under the Cinnabon World Famous Cinnamon Rolls brand name. In addition, through its Restaurants Unlimited, Inc. division, RU Corp. owns and operates 23 unique full-service restaurants located primarily on the West Coast of the United States. These restaurants operate under various trade names, including Cutters, Kincaid's, Horatio's and Palomino. The investment in RU Corp.is valued at cost at December 31, 1995.

        Sun Pharmaceuticals Corp.

On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat that it did not already own. In accordance with the Agreement, the 12.5% Subordinated Note held by Fund II, plus all accrued interest, was paid in full by Playtex upon consummation of the merger. Additionally, Fund II received net proceeds of $173.55 per share for each of the 7,444.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. Fund II received total proceeds of $9.6 million which resulted in a gain of $1.3 million.

        REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES

The following is a brief description of the companies in Fund II's Non-Managed Company portfolio during the year ended December 31, 1995:

        BioLease, Inc. ("BioLease")

BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. The investment in BioLease is valued at amoritized cost at December 31, 1995.

        Fitz Floyd/Silvestri Corporation

FFSC, Inc. consists of two businesses, Fitz Floyd and Silvestri Corporation. Fitz and Floyd is one of the industry leaders in fine china dinnerware and ceramic giftware whose products are retailed through leading specialty and department stores and catalogs throughout the U.S. and Canada, and through nine company-operated stores. Silvestri designs, imports and markets a broad line of Christmas decorations, home accessories and seasonal gifts which are sold through stores and catalogs. As of December 31, 1995, Fund II has valued its equity holdings in FFSC at zero and written down the Senior Adjustable Rate Notes to $9.7 million, which resulted in aggregate unrealized depreciation of $3 million.

        FLA. Orthopedics, Inc.

     FLA.  Orthopedics,   headquartered  in  Miami,  manufactures,  markets  and
distributes production in two major lines of business: ergonomically designed safety products and orthopedic soft goods.

     Fund II has pledged a $605,200 certificate of deposit to secure its obligation to purchase additional FLA. Orthopedics, Inc. securities in 1996, in the event that certain performance tests are not met. As of December 31, 1995, Fund II has valued its investment in FLA. Orthopedics, Inc. at zero, which resulted in cummulative unrealized depreciation of $6.4 million.

        National Tobacco Company

National Tobacco Company is a producer of loose-leaf chewing tobacco in the United States whose product is primarily sold under the Beech-Nut brand name. The investment in National Tobacco Company is valued at cost at December 31, 1995.

        Soretox

Soretox, through its wholly-owned subsidiary Stablex Canada Inc., is an inorganic hazardous waste management company operating in Eastern Canada and the Northeastern United States. Fund II is currently not accruing interest on this investment. Fund II's year end valuation reflects total unrealized depreciation of approximately $1.6 million.

Effective June 29, 1995, Soretox structured a management led buyout of the company. As a result, the Stablex Canada, Inc. $6,189,075, 14% Subordinated Note and the 183,921 shares of 176347 Canada Inc. Common Stock Purchase Warrants held by Fund II were exchanged for a Stablex Canada, Inc. $3,503,250 principal amount 10% Senior Subordinated Note, a $3,127,725 principal amount 11% Junior Subordinated Note and 2,004 shares of Seaway TLC, Inc. Common Stock Purchase Warrants. No gain or loss was recorded on the transaction.

        Competition

Fund II has completed its investment period and its reinvestment program and therefore, will no longer have to compete for investments. A majority of the portfolio companies are participating in extremely competitive businesses. Also, to the extent that there is more competition in the market to sell Fund II's assets, the market will become more constrained.

        Employees

Fund II has no employees. The Investment Adviser, subject to the supervision of the Managing General Partner and the Individual General Partners, manages and controls Fund II's investments. The Managing General Partner is responsible for managing the Temporary Investments of Fund II. The Fund Administrator performs administrative services for Fund II. The Fund Administrator is a subsidiary of Merrill Lynch & Co, Inc., the parent of MLPF&S.

Item 2. Properties

        Fund II does not own or lease any physical properties.

Item 3. Legal Proceedings

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

    On August 9, 1994, the same two Limited Partners noted in the preceding paragraph commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. The defendants have filed papers in opposition to the motion for partial summary judgment on January 10, 1995. On August 4, 1995, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs motion. Because the defendants in this action believe that the claims are without merit, each defendant also filed a separate motion to dismiss, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

        On November 2, 3 and 4, 1994, stockholders of Snapple Beverage Corp. commenced approximately twenty putative class actions in the Delaware Chancery Court, purportedly on behalf of all public stockholders of Snapple, against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., and some or all of Snapple's directors. Since then, the plaintiffs have filed a Consolidated Amended Complaint against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., some or all of Snapple's directors and Quaker Oats. The complaint alleges that the sale of Snapple to Quaker Oats was at an unfair price and in violation of the defendants' fiduciary duties to public stockholders. The plaintiffs sought an injunction against the merger transaction, an accounting for any damages suffered by the public stockholders, and attorneys' fees and related expenses. The Court on November 15, 1994, denied plaintiffs application to take expedited discovery and request to schedule a preliminary injunction hearing. The defendants in these actions believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

        On November 27, 1995, one Limited Partner from Fund II and one Limited partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf on behalf of all persons or entities who owned units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to mismiss the case. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, the outcome of this case is not determinable at this time.


Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of Fund II during the fourth quarter of the year ended December 31, 1995.






                                   Part II

Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters

        There is no established trading market for the Units. The Partnership Agreement contains restrictions that are intended to prevent the development of a public market. Accordingly, accurate information as to the market values of Units at any given date is not available.

        The approximate number of holders of Units as of March 15, 1996 is 11,790. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partner interests in Fund II.

        Effective November 9, 1992, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch" or "MLPF&S") introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists Merrill Lynch clients wishing to buy or sell limited partnership interests, but does not represent an established trading market for the Units.

        Beginning with December 1994 client account statements, MLPF&S implemented new guidelines for valuing and reporting limited partnership investments on client account statements. As a result, the Managing General Partner's estimate is no longer reported on these statements, although the Managing General Partner may continue to provide its estimate of net asset value in reports to Unit holders. Pursuant to such MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as Units in Fund II) are provided to MLPF&S by independent valuation services. Commencing this year, such estimated values will be updated two times per year. The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements, and on information available to the services on March 31st for reporting on June month-end MLPF&S client account statements. The Managing General Partner's estimate of net asset value as set forth in the Fund's year-end financial statements reflects the value of the Fund's underlying assets remaining at fiscal year end, whereas the value provided by the independent services reflects the estimated value of the Units themselves based on information that was available on the prior August 15th. MLPF&S clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimated value, provided the independent services are not market values and Unit holders may not be able to sell their Units or realize the amounts shown on their MLPF&S statements upon a sale. In addition, Unit holders may not realize the amount shown on their account statements upon the liquidation of Fund II over its remaining life.


Fund II distributes Distributable Cash from Investments and Distributable Capital Proceeds in accordance with the terms of the Partnership Agreement.

Pursuant to the Partnership Agreement, transfers of Units are recognized on the first day of the fiscal quarter after which the Managing General Partner has been duly notified of a transfer pursuant to the Partnership Agreement. Until a transfer is recognized, the limited partner of record (i.e. the transferor) will continue to receive all the benefits and burdens of ownership of Units (including allocations of profit and loss and distributions), and any transferee will have no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment.


Accordingly, distributable cash from investments for a quarter and distributable sale proceeds from sales after transfer or assignment have been entered into, but before such transferred and assignment is recognized by the Managing General Partner, will be payable to the transferor and not the transferee.


        Cash Distributions


        Fund II has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. Fund II's ability to make future cash distributions is restricted in part by the factors as set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Distributions - the information in which is incorporated herein by reference.

Item 6.  Selected Financial Data
Supplemental Information Schedule

Selected Financial Data
                                                                      For the Years Ended December 31,
Total Fund Information:                        1995               1994             1993                   1992               1991
                                         --------------     --------------    ----------------    ---------------    --------------

Net Investment Income                      $ 4,146,846       $  7,816,305       $   4,967,971       $  11,835,023     $  11,790,746

Net Realized Gain on Sales of Investments    8,372,906         63,853,148          13,201,921           1,102,509         1,228,566

Net Change in (Depreciation) Appreciation  (30,559,313)      (100,354,280)         80,586,157          38,881,428           486,181
 on Investments

Cash Distributions to Partners              29,490,761   (b)  101,901,964          31,187,989          13,773,393        16,087,444
Net Assets                                 119,183,669        166,713,991         297,300,782         229,732,722       191,687,155
Cost of Mezzanine Investments              135,797,397        144,603,700         148,865,244         150,751,778       119,544,224
Total Assets                               120,346,488        167,805,653         299,130,035         231,416,644       193,166,159

Per Unit of Limited Partnership Interest:
Investment Income                          $     32.05       $      49.88       $       52.20        $      73.49     $       68.38
Expenses                                        (19.71)            (19.70)             (29.85)             (20.25)           (15.34)
                                           -----------       ------------       -------------        ------------     -------------
Net Investment Income                      $     12.34       $      30.18       $       22.35        $      53.24     $       53.04
                                           ===========       ============       =============        ============     =============

Net Realized Gain on Sales of              $     34.23       $     225.61       $       59.39        $       4.96     $        5.53
  Investments
Net Change in (Depreciation) Appreciation
  on Investments                               (137.47)           (451.45)             362.52              174.91              2.19

Cash Distributions(c)                           110.56  (b)        413.35              140.30               61.96             71.50

Cumulative Cash Distributions (a)               858.06             747.50              334.15              193.85            131.89

Net Asset Value                                 528.63             730.09            1,339.10            1,035.14            863.99

(a) For periods prior to the 3rd quarter 1991, the amount shown is for the first closing participants only. Subsequent closings amounts as to such periods will vary.
(b) Includes $15.3 million or $68.94 per limited partnership Unit return of capital from the sale of EquiCredit, Petco and Sun Pharmaceuticals and returns of the reserve for the follow on investments.
(c) See Cash Distributions Schedule on page 15 for additional information including return of capital for years prior to 1995.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations




Liquidity & Capital Resources


     As of December 31, 1995, capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II") the final closing for which was held on December 20, 1989. Net proceeds available for investment by Fund II as of December 31, 1995 were $163,692,448, after adjusting for returns of capital distributed to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.


     At December 31, 1995, Fund II had outstanding a total of $135,799,399 invested in Mezzanine Investments representing $105,476,755 Managed and $30,321,742 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper and bankers' acceptances with maturities of less than two months.


     Fund II invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. Fund II's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. Fund II was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of Fund II's investment period terminated at various times through December 18, 1993.

     Upon the consummation of the sale of Snapple common stock in December, 1994, Fund II received gross proceeds of approximately $68 million. As provided by the Partnership Agreement, the Managing General Partner of Fund II received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved. The Managing General Partner was entitled to an incentive MGP distribution of approximately $14.8 million, $4.86 million of which was deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement. This Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. The Limited Partners received approximately $58.3 million or $263.08 per Unit from the Snapple proceeds on December 14, 1994. As of February 14, 1996, the Deferred Distribution Amount owed to the Managing General Partner was $2,433,083.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of December 31, 1995, the reserve balance was reduced to $9.9 million due to follow-on investments of $285 in Petco Animal Supplies, $2.4 million in Fitz and Floyd/Silvestri, Corp., $240,060 in Fine Clothing, Inc., $4.5 million in Hills Stores and $1.6 million in Ghirardelli Holdings. Additionally $6.29 million of the reserve has been returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

     All net proceeds from the sale of Mezzanine Investments received by Fund II in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.


     The proportion of distributions provided by net investment income has dropped significantly from prior years, due primarily to increased sales and redemptions of Mezzanine Investments and a resulting decrease in investment income as those holdings cease to generate interest income. Pursuant to the terms of the Partnership Agreement, all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of future cash distributions to Limited Partners for the next few years will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.


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

Although Fund II cannot eliminate the risks associated with its investments in High-Yield Securities, it has established and implemented risk management policies. Fund II subjected each prospective investment to rigorous analysis and made only those investments that were recommended by the Investment Adviser and that meet Fund II's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. Fund II's investments were measured against specified Fund II investment and performance guidelines. To limit the exposure of Fund II's capital in any single issuer, Fund II limited the amount of its investment in a particular issuer. Fund II's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

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


The Investment Adviser reviews each portfolio company's financial statements quarterly. In addition, the Investment Adviser routinely reviews and discusses financial and operating results with the company's management and where appropriate, attends board of director meetings. In some cases, representatives of the Investment Adviser, acting on behalf of the Funds (and affiliated investors where applicable), serve as one or more of the directors on the boards of portfolio companies. Fund II may, from time to time, make follow-on investments to the extent necessary to protect or enhance its existing investments.

Results of Operations


Investment Income and Expenses


The investment income from operations for the period consists primarily of interest and discount income earned on the investment of proceeds from partners' contributions in Mezzanine Investments and short-term money market instruments.

For the year ended December 31, 1995, Fund II had investment income of $8,527,526, as compared to $12,917,223 for the same period in 1994 and $11,604,260 for the same period in 1993. This decrease in 1995 investment income from 1994 is due primarily to the substantial decline in short-term interest rates and in the amount of Temporary Investments held by Fund II after distributions of return of capital to partners during 1995. Also contributing to the decrease in investment income are the sales of income generating Mezzanine Investments. The increase in 1994 investment income from 1993 was due primarily to the recognition of previously unrecorded interest, dividend and discount income related to Petco which had been placed on non-accrual status on January 1, 1991, partially offset by sales and redemptions of Mezzanine Investments.


Major expenses for the period consisted of Legal and professional fees, Investment Advisory Fees, Fund Administration Fees and Expenses and Independent General Partner Fees and Expenses.

Legal and Professional fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Professional fees for the years ended December 31, 1995, 1994 and 1993 were $1,651,318, $2,050,715, and $3,356,988, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings.


The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser for the years ended December 31, 1995, 1994 and 1993 were $1,536,560, $1,699,673, and $1,892,255 respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. These decreases in Investment Advisory Fees are a direct result of the sales of investments, returns of capital distributed to partners and realized losses on investments.


The Fund Administration Fees paid to the Fund Administrator for the years ended December 31, 1995, 1994 and 1993 were $798,478, $835,643, and $899,441 respectively, and were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions. These decreases in Fund Administration Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.


Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees.

For the year ended December 31, 1995, Fund II had net investment income of $4,146,846 as compared to $7,816,305, for the same period in 1994 and $4,967,971 for the same period in 1993. This decrease in 1995 as compared to 1994 is primarily attributable to a decrease in income from Mezzanine Investments and Temporary Investments partially offset by lower expenses, primarily Investment Advisory Fees, Fund Administration Fees and Legal and Professional Fees. The increase in 1994 net investment income as compared to 1993 can be attributed to the Petco's March 17, 1994 initial public offering and the recognition of thirty-eight and one half months of interest, discount and dividend income recorded in the first quarter of 1994. Also, lower Investment Advisory Fees, Fund Administration Fees and Legal and Professional Fees contributed to the increase in net investment income for 1994 compared to 1993.


Net Assets


Fund II's net assets decreased by $47,530,322 during the year ended December 31, 1995, due to the payment of cash distributions to partners of $29,490,761($15,324,100 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $30,559,313, partially offset by net investment income of $4,146,846 and realized gains of $8,373,472 from the sales of Mezzanine Investments.


Fund II's net assets decreased by $130,586,791 during the year ended December 31, 1994, due to the payment of cash distributions to partners of $101,901,964 ($19,141,132 of cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $100,354,280, partially offset by net investment income of $7,816,305 and realized gains from the sales of Mezzanine Investments and the cancellation of an option of $63,853,148. The 1994 decrease in net assets over the year is considerably larger than the increase in the comparable 1993 period. This is primarily attributed to the substantial increase in depreciation recorded in 1994 compared with the appreciation recorded in 1993 and the increase in cash distributions paid during 1994 from the sale of the Snapple common stock.


Unrealized Appreciation and Depreciation on Investments


For  the  year  ended  December  31,  1995,  Fund  II  recorded  net  unrealized depreciation  of $30.6  million  of  which  $22.7  million  was  related  to net depreciation in market value of publicly traded securities. The unrealized depreciation can be attributed primarily to the decrease in value of First Alert and Hills Stores Company at December 31, 1995, as well as the reversal of unrealized appreciation of EquiCredit upon the sale of EquiCredit Securities held by Fund II. This compares to a net unrealized depreciation of $100.3 million of which $96.5 million was related to net depreciation in market value of publicly traded securities at December 31, 1994. Fund II's cumulative net unrealized depreciation on investments as of December 31, 1995 totaled $27.5 million.


For the year ended December 31, 1993, Fund II recorded net unrealized appreciation of $80.6 million of which $60.1 million was related to net appreciation in market value of publicly traded securities. The increase can be attributed primarily to the increase in valuation of Snapple Beverage Corp.


Fund II's valuation of the common stock of First Alert, Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at December 31, 1995.

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

The First Alert, Petco, Hills, Stanley Furniture and Playtex securities held by Fund II are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Fund II may be considered an affiliate of First Alert and Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies, under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Petco, Playtex and Stanley Furniture securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.


For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 40-41).


Realized Gains and Losses


For the year ended December 31, 1995, Fund II had net realized gains from investments of $8.4 million, as compared to $63.9 million and $13.2 million for the years ended December 31, 1994 and 1993, respectively. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1 - page 39).

Cash Distributions


On February 8, 1996, the Individual General Partners approved the fourth quarter 1995 cash distribution totalling $333,445 which represents net investment income of $165,100 from Mezzanine Investments and $168,345 from Temporary Investments. The total amount distributed to Limited Partners was $332,618 or $1.50 per Unit, which was paid on February 14, 1996. The Managing General Partner received a total of $752, with respect to its interest in Fund II. Thomas H. Lee, as an Individual General Partner, received $75 with respect to his interest in Fund II.

Cash Distributions
The following table represents  distributions approved by the Individual General
Partners of ML-Lee  Acquisition  Fund II, L.P.  since  inception  (November  10,
1989):

              Total          Limited                  Managing                    Individual
           Distributed      Partners     Per          General      Incentive      General
             Cash(a)         Amount       Unit         Partner       Fee(b)        Partner
          ---------------  ------------  --------     ----------   -----------    ----------

Fourth        $1,224,768                   $6.27         $2,796            $-          $280
Quarter                     $1,221,692
1989
First          3,776,596     3,767,253     17.00          8,494             -           849
Quarter
1990
Second         4,943,920     4,751,996     21.43         11,120       179,692         1,112
Quarter
1990
Third          3,487,811     3,479,179     15.69          7,847             -           785
Quarter
1990
Fourth         6,045,031     5,705,499     25.73         13,598       324,574         1,360
Quarter
1990
First          2,889,835     2,882,685     13.00          6,500             -           650
Quarter
1991
Second         4,216,058     4,205,629     19.56          9,481             -           948
Quarter
1991
Third          2,936,520     2,929,252     13.21          6,607             -           661
Quarter
1991
Fourth         3,438,901     3,430,395     15.47          7,733             -           773
Quarter
1991
First          3,599,446     3,590,052     16.19          8,584             -           810
Quarter
1992
Second         3,829,652     3,820,667     17.23          8,124             -           861
Quarter
1992
Third          2,905,394     2,898,207     13.07          6,534             -           653
Quarter
1992
Fourth         3,027,660     3,020,167     13.62          6,812             -           681
Quarter
1992
First         21,642,642    21,589,093     97.36 (c)     48,681             -         4,868
Quarter
1993
Second         1,442,695     1,439,125      6.49          3,245             -           325
Quarter
1993
Third          5,074,991     5,062,438     22.83 (d)     11,412             -         1,141
Quarter
1993
Fourth        11,803,865    11,774,660     53.10 (e)     26,550             -         2,655
Quarter
1993
First         16,087,488    16,047,686     72.37 (f)     36,184             -         3,618
Quarter
1994
Second         4,214,710     4,204,285     18.96 (g)      9,477             -           948
Quarter
1994
Third          1,298,201     1,294,991      5.84 (h)      2,918             -           292
Quarter
1994
Distribution
on

12/15/94
for

proceeds      68,497,700    58,336,675    263.08 (i)    164,845     9,979,695        16,485
from the
  sale
of
Snapple
Fourth           375,092       241,702      1.09            543       132,793            54
Quarter
1994
Distribution
on

2/14/95        7,276,582     6,359,647     28.68 (j)     16,826       898,426         1,683
for

proceeds
from the
  sale
of
EquiCredit
First          6,731,899     5,505,928     24.83         12,418     1,212,311         1,242
Quarter
1995
Second         3,477,482     2,084,403      9.40 (k)      6,215     1,386,242           622
Quarter
1995
Third          2,019,088     1,124,247      5.07          2,536       892,051           254
Quarter
1995
Distribution
on
               9,610,616     9,200,200     41.49  (l)    20,744       387,598         2,074
12/11/95
from
sale
  of Sun
Pharmaceuticals
Fourth           333,445       332,618      1.50            752             -            75
Quarter
1995
          ---------------  ------------  --------     ----------   -----------    ----------
Totals     $ 206,208,088   $190,300,371  $859.56      $ 467,576    $15,393,382(m) $
                                                                                     46,759
          ===============  ============  ========     ==========   ===========    ==========

(a)    Distributions are paid no later than 45 days after the end of each quarter.
(b)    Incentive distribution to the Managing General Partner for exceeding the cumulative Priority
       Return of 10% on Mezzanine Investments to Limited Partners.
(c)    Includes $85.75 per Unit return of capital from the sale of EquiCredit and Playtex securities.
(d)    Includes $2.45 per Unit return of capital from the sale of EquiCredit securities.
(e)    Includes $1.33 per Unit return of capital from the sale of EquiCredit and Snapple securities.
(f)    Includes $59.42 per Unit return of capital from the redemption of BRK Electronics and Petco Notes.
(g)    Includes $12.24 per Unit return of uninvested proceeds.
(h)    Includes $3.42 per Unit return of uninvested proceeds.
(i)    Includes $9.70 per Unit return of capital from the sale of Snapple Common Stock.
(j)    Includes $2.68 per Unit return of capital from the sale of EquiCredit Common Stock.
(k)    Includes $0.57 per Unit return of capital from the sale of Petco Common Stock.
(l)    Includes $37.42 per Unit return of capital from the sale of Sun Pharmaceuticals.
(m)    As of February 14, 1996, there is a  Deferred Distribution Amount outstanding  of  $2,433,083  that is  payable  to the  Managing  General
       Partner.  This  amounts  equates to $10.97 per Limited  Partner Unit and will be paid out of Net Mezzanine Income,  after the priority return has been reached, before this source of income can be distributed to the Limited Partners.

Item 8.    Financial Statements and Supplementary Data


                        ML-LEE ACQUISITION FUND II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets, Liabilities and Partners' Capital
As of December 31, 1995 and December 31, 1994

Statements of Operations
    For the Years Ended  December 31,  1995,
    December 31, 1994 and December 31, 1993

Statements of Changes in Net Assets
    For the Years Ended  December 31,  1995,
    December 31, 1994 and December 31, 1993

Statements of Cash Flows
    For the Years Ended  December 31,  1995,
    December 31, 1994 and December 31, 1993

Statements of Changes in  Partners'  Capital
    For the Years Ended  December  31, 1995,
    December 31, 1994 and December 31, 1993

Schedule of Portfolio Investments - December 31, 1995

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses (Schedule 1)

Supplementary Schedule of Unrealized Appreciation and Depreciation (Schedule 2)

Report of Independent Accountants

March 15, 1996, except as to Note 14 which is as of March 22, 1996.

To the General and Limited Partners of ML-Lee Acquisition Fund II, L.P.

        In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund II, L.P. (the "Fund") at December 31, 1995 and 1994, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1995 by correspondence with the custodian and brokers and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

        The financial statements include securities, valued at $107,675,644 at December 31, 1995 (90.3% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. We have reviewed the procedures used by the Managing General Partner and the Investment Adviser in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

        Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of realized gains and losses (Schedule 1) and the schedule of unrealized appreciation and depreciation (Schedule 2) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Fund's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



PRICE WATERHOUSE LLP
New York, New York


                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                            For the Years Ended
                                                                  December 31, 1995        December 31, 1994
ASSETS:
Investments - Notes 2,4,5,
  Portfolio Investments at fair value
    Managed Companies (amortized cost $105,477
      at December 31, 1995 and $114,726 at December 31, 1994)       $     88,955             $    120,895
    Non-Managed Companies (amortized cost $30,341)
      at December 31, 1995 and $29,888 at December 31, 1994)              19,340                   26,753
    Temporary Investments, at amortized cost (cost $10,024
      at December 31, 1995 and $18,345 at December 31, 1994)              10,042                   18,390
Cash                                                                           1                        1
Accrued Interest Receivable - Note 2                                       2,005                    1,763
Prepaid Expenses                                                               4                        4
                                                                    ------------             ------------
TOTAL ASSETS                                                        $    120,347             $    167,806
                                                                    ============             ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                             $        363             $         72
    Reimbursable Administrative Expenses Payable                              57                       88
    Independent General Partners' Fees Payable - Note 9                       66                       46
    Deferred Interest Income - Note 2                                        678                      886
                                                                    ------------             ------------
Total Liabilities                                                          1,164                    1,092
                                                                    ------------             ------------

Partners' Capital - Note 2
    Individual General Partner                                                29                       40
    Managing General Partner                                               1,932                    4,780
    Limited Partners (221,745 Units)                                     117,222                  161,894
                                                                    ------------             ------------
Total Partners' Capital                                                  119,183                  166,714
                                                                    ------------             ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $    120,347             $    167,806
                                                                    ============             ============



                  See the Accompanying Notes to Financial Statements.



                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                    For the Years Ended
                                                         December 31,  December 31,   December 31,
                                                            1995          1994           1993
                                                           --------    ---------        -------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                   $  7,523    $  11,395        $ 9,962
Discount                                                        928        1,438          1,463
Dividends                                                        76           84            179
                                                           --------    ---------        -------
TOTAL INCOME                                                  8,527       12,917         11,604
                                                           --------    ---------        -------
EXPENSES:
Investment Advisory Fee - Note 7                              1,537        1,700          1,892
Fund Administration Fee - Note 8                                798          836            899
Reimbursable Administrative Expenses-Note 8                     126          275              -
Legal and Professional Fees                                   1,651        2,051          3,357
Independent General Partners' Fees and Expenses - Note 9        263          184            424
Amortization of Deferred Organization Expenses - Note 2           -           50             58
Insurance Expense                                                 5            5              6
                                                           --------    ---------        -------
TOTAL EXPENSES                                                4,380        5,101          6,636
                                                           --------    ---------        -------

NET INVESTMENT INCOME                                         4,147        7,816         4,968
Net Realized Gain on Investments - Note 4 and Schedule 1      8,373       63,853        13,202
Net Change in Unrealized Appreciation (Depreciation) on
Investments - Note 5 and Schedule 2
Publicly Traded Securities                                  (22,693)     (96,537)       60,130
Nonpublic Securities                                         (7,867)      (3,817)       20,456
                                                           --------    ---------       -------
Subtotal                                                    (30,560)    (100,354)       80,586

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                                   (18,040)     (28,685)       98,756
                                                           --------    ---------       -------
Less:  Incentive Fee to Managing General Partner             (2,162)     (14,773)            -
                                                           --------    ---------       -------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
DISTRIBUTION TO ALL PARTNERS                               $(20,202)   $ (43,458)      $98,756
                                                           ========    =========       =======

               See the Accompanying Notes to Financial Statements


                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                         For the Years Ended
                                            December 31,   December 31,   December 31,
                                               1995          1994            1993
                                            ----------     -----------    -----------

FROM OPERATIONS:

Net Investment Income
                                            $   4,147      $   7,816      $   4,968

Net Realized Gain on Investments                8,373         63,853         13,202

Net Change in Unrealized Appreciation
(Depreciation) on Investments                  80,586        (30,560)      (100,354)

                                            ---------      ---------      ---------

Net Increase (Decrease) in Net Assets
Resulting
from Operations                                98,756       (18,040)        (28,685)


Cash Distributions to Partners
                                              (29,491)     (101,902)        (31,188)
                                            ---------      --------       ---------

Total Increase (Decrease)                      67,568       (47,531)       (130,587)

NET ASSETS:

Beginning of Year                             166,714       297,301         229,733
                                            ---------     ---------       ---------

End of Year                                 $ 119,183     $ 166,714       $ 297,301
                                            =========     =========       =========



               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        For the Years Ended
                                                     December 31,           December 31,           December 31,
Increase in Cash and Cash Equivalents                   1995                   1994                   1993
                                                  ------------------    -------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income              $     7,650        $        13,218         $    11,615
  Closing Fees Received                                          -                     60                 197
  Legal and Professional Fees                               (1,363)                (2,161)             (3,211)
  Investment Advisory Fee                                   (1,537)                (1,700)             (1,892)
  Fund Administration Fee                                     (799)                  (836)               (899)
  Reimbursable Administrative Expenses                        (156)                  (187)                  -
  Independent General Partners' Fees and Expenses             (242)                  (222)               (344)
  Sale of Temporary Investments, Net                         8,321                 24,728              10,416
  Purchase of Portfolio Company Investments                 (1,635)               (11,358)            (19,823)
  Proceeds from Sales of Portfolio Company
    Investments                                             19,256                 80,364              35,150
  Insurance Expense                                            (4)                     (4)                 (7)
  Miscellaneous Expense                                          -                      -                 (14)
                                                       -----------        ---------------         -----------
    Net Cash Provided by Operating Activities               29,491                101,902              31,188
                                                       -----------        ---------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                           (29,491)              (101,902)            (31,188)
                                                       -----------        ---------------         -----------
    Net Cash Applied to Financing Activities               (29,491)              (101,902)            (31,188)
                                                       -----------        ---------------         -----------
  Net Increase in Cash                                           -                      -                   -
  Cash at Beginning of Year                                      1                      1                   1
                                                       -----------        ---------------        ------------
   Cash at End of Year                                 $         1        $             1        $          1
                                                       ===========        ===============        ============


                                     RECONCILIATION OF NET INVESTMENT INCOME
                                   TO NET CASH PROVIDED BY OPERATING ACTIVITIES


Net Investment Income                                  $     4,147        $         7,816        $      4,968
                                                       -----------        ---------------        ------------
Adjustments to Reconcile Net Investment Income to
  Net Cash Provided by Operating Activities:
  Decrease in Investments                                   17,569                 30,370              12,541
  (Increase) Decrease in Accrued Interest
    Receivables                                               (878)                   301                  10
  (Increase) Decrease in Prepaid Expenses                        -                     15                 (14)
  Amortization of Deferred Organization Expenses                 -                     50                  58
  Increase (Decrease) in Legal and
    Professional Fees Payable                                  291                   (109)                146
  Increase (Decrease)in Reimbursable
    Administrative Expenses Payable                            (31)                    88                   -
  Increase (Decease) in Independent General
    Partners' Fees Payable                                      20                    (39)                 80
  Increase in Deferred Closing Fees                              -                     60                 197
  Decrease in Option Payable                                     -                   (503)                  -
  Net Realized Gain on Sales of Investments                  8,373                 63,853              13,202
                                                       -----------        ---------------        ------------
Total Adjustments                                           25,344                 94,086              26,220
                                                       -----------        ---------------        ------------
Net Cash Provided by Operating Activities              $    29,491        $       101,902        $     31,188
                                                       ===========        ===============        ============


               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                      Individual     Managing
                                                       General        General         Limited
                                                       Partner        Partner         Partners            Total
                                                     ------------- --------------  ---------------   ----------------

For the Year Ended December 31, 1993
Partners' Capital at January 1, 1993                 $       56    $     139       $   229,538       $   229,733
Allocation of Net Investment Income                           1           11             4,956             4,968
Allocation of Net Realized Gain on Investments                3           30            13,169            13,202
Allocation of Net Change in Unrealized Appreciation
  From Investments                                           18          181            80,387            80,586
Cash Distributions to Partners                               (7)         (70)          (31,111)          (31,188)
                                                     ----------    ---------       ------------      -----------
Partners' Capital at December 31, 1993               $       71    $     291       $   296,939       $   297,301
                                                     ==========    =========       ============      ===========


For the Year Ended December 31, 1994
Partners' Capital at January 1, 1994                 $      71     $     291       $   296,939       $   297,301
Allocation of Net Investment Income                          2         1,122             6,692             7,816
Allocation of Net Realized Gain on Investments              14        13,812            50,027            63,853
Allocation of Net Change in Unrealized Depreciation
  From Investments                                         (23)         (225)         (100,106)         (100,354)
Cash Distributions to Partners                             (24)      (10,220)          (91,658)         (101,902)
                                                     ---------     ---------       -----------       -----------
Partners' Capital at December 31, 1994               $      40     $   4,780       $   161,894       $   166,714
                                                     =========     =========       ===========       ===========

For the Year Ended December 31, 1995
Partners' Capital at January 1, 1995                 $      40     $   4,780       $   161,894       $   166,714
Allocation of Net Investment Income - Note 3                 1         1,410             2,736             4,147
Allocation of Net Realized Gain on Investments -             1           780             7,592             8,373
Notes 3,4
Allocation of Net Change in Unrealized Appreciation         (7)          (69)          (30,484)          (30,560)
  From Investments - Notes 2,5
Cash Distributions to Partners                              (6)       (4,969)          (24,516)          (29,491)
                                                     ----------    ---------       -----------       -----------
Partners' Capital at December 31, 1995 - Notes 2,3   $      29     $   1,932       $   117,222       $   119,183
                                                     ==========    =========       ===========       ===========



                       See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)
Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   ANCHOR ADVANCED PRODUCTS, INC. (b)
$5,867             Anchor Advanced Products, Inc., Sr. Sub. Nt.11.67% due 04/30/00(c)  04/30/90   $5,867     $5,867
$7,822             Anchor Advanced Products, Inc., Jr. Sub. Nt.17.5% due 04/30/00(c)   04/30/90    7,822      7,822
162,967 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90    1,548      1,548
247,710 Warrants   Anchor Holdings Inc., Common Stock Purchase Warrants(d)             04/30/90        0          0
                     (26.1% of fully diluted common equity assuming exercise
                       of warrants) (i)                                                           15,237     15,237      12.88

                    BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90   13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90    4,107      4,107
                     (16.6% of fully diluted common equity) (i)                                   17,144     17,144      14.49

                    COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90        0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)(i)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $1,393
                   Repaid 11/15/90                        $1,393
                   Realized Gain                          $    0
                                                                                                       0          0       0.00

             See the Accompanying Notes to the Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)
Investments
                   CST OFFICE PRODUCTS, INC. (b) - Note 6,14
$6,355             Lee-CST Acquisition Corp., Sr. Sub. Nt. 12% due 03/31/00(c)(g)       03/30/90  $ 6,355    $ 6,355
$6,355             Lee-CST Acquisition Corp., Jr. Sub. Nt. 18% due 03/30/00(c)(g)       03/30/90    6,355      6,355
$3,165             CST Office Products Corp., Sr. Sub. Nt. 15% due 03/31/00(c)(f)(g)    Various       195        195
$4,308             CST Office Products Corp., Jr. Sub. Nt. 15% due 06/30/96(c)(f)(g)    Various         0          0
162,949 Shares     Lee-CST Holding Corp., Common Stock (d)                              03/30/90    1,304      1,304
177,207 Warrants   Lee-CST Holding Corp., Common Stock Purchase Warrants(d)             03/30/90        0          0
                   (22.3% of fully diluted common equity assuming exercise
                   (of warrants)(i)
                                                                                                   14,209     14,209    12.01
2,058,474 Shares   FIRST ALERT, INC., (b) Note 5
                   First Alert, Inc., Common Stock(a)(d)                                07/31/92    3,320     17,754
                     (8.1% of fully diluted common equity) (i)
                      $ 10,198 12.5% Sub. Note
                      Purchased 07/31/92                    $10,198
                      Repaid 03/28/94                       $10,198
                      Realized Gain                         $     0
                                                                                                    3,320     17,754    14.99

                   GHIRARDELLI HOLDINGS CORPORATION (b) - Notes 4,14

$4,672             Ghirardelli Holdings Corporation, 13% Subordinated Note
                     due 03/31/02(c)                                                    03/31/92    4,672      4,672
467,200 Shares     Ghirardelli Holdings Corporation, Common Stock(d)                    03/31/92      934        934
73,692 Shares      Ghirardelli Holdings Corporation, Common Stock(d)                    05/12/95      234        234
14,016 Shares      Ghirardelli Holdings Corporation, Series A Preferred Stock(d)        05/12/95    1,402      1,402
                     (9.3% of fully diluted common equity)(i)
                     $7,008 Sr. Bridge Note
                     Purchased 03/31/92                     $7,008
                     Repaid 06/11/92                        $7,008
                     Realized Gain                          $    0
                                                                                                    7,242      7,242     6.11


             See the Accompanying Notes to the Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)
Investments
                   HILLS STORES COMPANY - Notes 4,5
458,432 Shares     Hills Stores Company, Common Stock(a)(d)                           04/03/90   $30,246    $ 4,527
62,616 Shares      Hills Stores Company, Common Stock(a)(h)                           08/21/95     4,530        618
                     (4.6% of fully diluted common equity) (i)                                    34,776      5,145       4.35

                   PETCO ANIMAL SUPPLIES, INC. (b) - Notes 4,5
116,825 Shares     Petco Animal Supplies, Common Stock(a)(d)(f)                       Various      1,915      3,417
                     (1.3% of fully diluted common equity) (i)
                     $52 14% Sr. Sub. Bridge Notes
                     Purchased various                      $   52
                     Repaid 04/19/91                        $   52
                     Realized Gain                          $    0
                     $1,667 12.5% Sr. Sub. Notes
                     Purchased various                      $1,667
                     Repaid 03/28/94                        $1,667
                     Realized Gain                          $    0
                     120,143 Shares Common Stock
                     Purchased various                      $1,969
                     Sold 04/26/95                          $2,368
                     Realized Gain                          $  399
                     Total Realized Gain                    $  399
                                                                                                   1,915      3,417       2.89



               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)
Investments
                  PLAYTEX PRODUCTS, INC. (b) - Notes 4,5
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                          03/29/90   $ 5,299    $  2,578
                    (.6%  of  fully  diluted   common  equity)  (i)  $7,333  15%
                    Subordinated  Note Purchased  03/29/90  $7,333 Sold 09/28/90
                    $7,349  Realized  Gain  $  16  84,870  Shares  Common  Stock
                    Purchased 03/29/90 $ 282 Sold 12/20/91 $ 328 Realized Gain $
                    46 $7,334 15%  Subordinated  Note Purchased  03/29/90 $7,334
                    Sold 02/01/93  $7,327 Realized Loss $ (7) Total Net Realized
                    Gain $ 55
                                                                                                   5,299      2,578      2.18

                   RESTAURANTS UNLIMITED
$6,044            Restaurants Unlimited, 11% Subordinated Note due 06/30/02(c)        06/03/94     6,044      6,044
391,302 Warrants  Restaurants Unlimited, Common Stock Warrants(d)  06/03/94           06/03/94         0          0
                      (2.1% of fully diluted common equity) (i)                                    6,044      6,044      5.11


                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
23,105 Shares     Stanley Furniture Company, Inc., Common Stock(a)(d)                 06/30/91       291        185
                    (0.4% of fully diluted common equity) (i)
                                                                                                     291        185     0.17


TOTAL INVESTMENT IN MANAGED COMPANIES                                                           $105,477   $ 88,955    75.18


               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

Principal                                                                                                    Fair       % Of
  Amount/                                                                            Investment Investment   Value      Total
  Shares          Investment                                                            Date       Cost(e)  (Note 2)
Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$784              Biolease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676      $ 693
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94         94
40,057 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                      784        801      0.68
                   FITZ AND FLOYD/SYLVESTRI -Notes 5,6
$10,281           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          03/31/93    10,266      7,818
$ 2,419           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          07/30/93     2,414      1,840
1,511,856 Shares  FF Holding Co., Common Stock (d)                                     03/31/93        15          0
514,636 Shares    FF Holding Co., Common Stock (d)                                     07/30/93         5          0
515,845 Shares    FF Holding Co., Common Stock (d)                                     12/22/94         0          0
                                                                                                   12,700      9,658      8.16
                  FLA. ORTHOPEDICS, INC. - Notes 5,6,12
$4,842            FLA. Acquisition Corp., 12.5% Sub. Nt. due 07/31/99(c)(g)            08/02/93     4,842          0
121,040 Shares    FLA. Holdings, Inc. Common Stock(d)                                  08/02/93     1,513          0
72,624 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         0          0
                                                                                                    6,355          0      0.00

               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

  Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)
Investments
                  NATIONAL TOBACCO COMPANY, L.P.
$3,503            National Tobacco Company, 13% Sub. Nt. due 10/15/98(c)              04/14/92   $ 3,503     $ 3,503
$  115            National Tobacco Company, 16% Sub. Nt. due 10/15/98(c)(f)           06/30/93       115         115
$  234            National Tobacco Company, Class A Partnership Int.(d)               04/14/92       234         234
                                                                                                   3,852       3,852     3.26

                   SORETOX - Notes 4,5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)            06/29/95     3,503       2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)        06/29/95     3,128       2,439
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                     06/29/95         0           0
                                                                                                   6,631       5,029     4.25

                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                     $30,322      19,340    16.35

                    SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     78,794      69,345    58.59
                   Partnership Interest                                               04/14/92       234         234     0.20
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     56,771      38,716    32.72

                   TOTAL MEZZANINE INVESTMENTS                                                  $135,799    $108,295    91.51

               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

  Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)
Investments
               TEMPORARY INVESTMENTS
              CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
$  605        Banque Nationale de Paris, 3.875% due 03/29/96 - Note 12               08/18/93  $  605     $   605
              TOTAL INVESTMENT IN C/D'S AND TIME DEPOSITS                                         605         605    0.52

               COMMERCIAL PAPER
$ 1,139       Ford Motor Credit Company, 5.92% due 01/02/96                         12/27/95    1,139       1,140
$ 8,280       Ford Motor Credit Company, 5.81%, due 01/03/96                        12/19/95    8,280       8,297

              TOTAL INVESTMENT IN COMMERCIAL PAPER                                              9,419       9,437    7.97

              TOTAL TEMPORARY INVESTMENTS                                                      10,024      10,042    8.49

              TOTAL INVESTMENT PORTFOLIO                                                     $145,823    $118,337  100.00%


    (a) Publicly traded class of securities.
    (b) Represents investment in affiliates as defined in the Investment Company Act of 1940.
    (c) Restricted security.
    (d) Restricted non-income producing equity security.
    (e) Represents  original  cost and excludes  accretion of discount of $19 or
        Mezzanine Investments and $18 for Temporary Investments.
    (f) Inclusive of receipt of payment-in-kind securities.
    (g) Non-accrual investment status.
    (h) Non-income producing equity security.
    (i) Percentages of common equity have not been audited by Price Waterhouse LLP.


               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


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

     Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring of Fund II's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the Investment Adviser to the Funds, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee.

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

2.      Significant Accounting Policies

Basis of Accounting

        For financial reporting purposes, the records of Fund II are maintained using the accrual method of accounting. For federal income tax reporting purposes, the results of operations are adjusted to reflect statutory requirements arising from book to tax differences. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements.
Actual reported results could vary from these estimates.

Valuation of Investments


        Securities for which market quotations are readily available are valued by reference to such market quotation using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of Fund II. For privately issued securities in which Fund II typically invests, the fair value of an investment is its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction. Future confirming events will also affect the estimates of fair value and the effect of such events on the estimates of fair value could be material.



Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market.


The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because the portfolio investments of companies whose equity is publicly traded are valued at the last price at December 31, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.


Interest Receivable on Investments


Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.


Payment-In-Kind Securities


All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1995 and December 31, 1994, Fund II had in its portfolio of investments $751,907 and $310,007, respectively, of payment-in-kind notes which excludes $7,637,720 and $4,479,539, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of December 31, 1995 and December 31, 1994, Fund II has in its
portfolio of investments $2,293,457 and $2,240,790 respectively, of payment-in-kind equity securities.


Deferred Organization Expenses


Organization costs of $292,128 for Fund II were fully amortized as of November 10, 1994.


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

3.      Allocations of Profits and Losses

Pursuant to the Partnership Agreement, all profits from Temporary Investments generally will be allocated 99.75% to the Limited Partners, 0.23% to the Managing General Partner and 0.02% to the Individual General Partner. Profits from Mezzanine Investments will, in general, be allocated as follows:

    first, if the capital accounts of any partners have negative balances, to such partners in proportion to the negative balances in their capital accounts until the balances of all such capital accounts equal zero, second, 99.75% to the Limited Partners, 0.23% to the Managing General Partner and 0.02% to the Individual General Partner until the sum allocated to the Limited Partners equals any previous losses allocated together with a cumulative Priority Return of 10% on the average daily amount in Mezzanine Investments, and any outstanding Compensatory Payments, third, 69.75% to the Limited Partners, 30.225% to the Managing General Partner and 0.025% to the Individual General Partner until the Managing General Partner has received 20.281% of the total profits allocated, thereafter, 79.75% to the Limited Partners, 20.225% to the Managing General Partner and 0.025% to the Individual General Partner.

Losses will be allocated in reverse order of profits previously allocated and thereafter 99.75% to the Limited Partners, 0.23% to the Managing General Partner and 0.02% to the Individual General Partner.

4.      Investment Transactions

On January 27, 1995, Fund II sold 227,437 shares of EquiCredit Common Stock realizing a gain of $6,682,098 on an original investment of $595,886.

On April 27, 1995, Petco Animal Supplies, Inc. ("Petco") completed a public offering of approximately 3.6 million shares of Common Stock (the "Petco Offering") at a net price of $19.71 per share. Of the shares sold, approximately
2.4 million shares were offered by Petco and approximately 1.2 million were offered by certain existing shareholders, including Fund II. As part of the Petco Offering, Fund II sold 120,143 shares (including shares sold as a result of the exercise of the underwriters' overallotment option) representing 51% of its Petco holdings. Fund II received proceeds of $2,368,319 and realized a gain of $398,415 on the sale of the equity.

On May 12, 1995, Fund II made a follow-on investment in Ghirardelli Holdings Corp. for a total of $1,635,200. Fund II received 14,016 shares of Series A Preferred Stock for $1,401,600 and 73,692 additional shares of Common Stock for $233,600.

Effective June 29, 1995, Soretox structured a management led buyout of the company. As a result, the Stablex Canada, Inc. $6,189,075, 14% Subordinated Note and the 183,921 shares of 176347 Canada Inc. Common Stock Purchase Warrants held by Fund II were exchanged for a Stablex Canada, Inc. $3,503,250 principal amount 10% Subordinated Note, a $3,127,725 principal amount 11% Junior Subordinated Note and 2,004 shares of Seaway TLC, Inc. Common Stock Purchase Warrants. No gain or loss was recorded on the transaction.

On August 21, 1995, Fund II entered into a stock purchase and exchange agreement with Hills Stores Company and exchanged the 219,156 Common Stock Rights held by Fund II for 62,616 shares of Hills Stores Common Stock. No gain or loss was recognized on the transaction. The common shares received were registered with the Securities and Exchange Commission in the fourth quarter of 1995.

On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat that it did not already own. In accordance with the Agreement, the 12.5% Subordinated Note held by Fund II, plus all accrued interest, was paid in full by Playtex upon consummation of the merger. Additionally, Fund II received net proceeds of $173.55 per share for each of the 7,444.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. Fund II received total proceeds of $9.7 million which resulted in a gain of $1.3 million.

On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of December 31, 1995, the reserve balance was reduced to $9.9 million due to follow-on investments of $285 in Petco Animal Supplies, $2.4 million in Fitz and Floyd, Inc., $240,060 in Fine Clothing, Inc., $4.5 million in Hills Stores and $1.6 million in Ghirardelli Holdings. Additionally $6.29 million of the reserve has been returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

5.      Unrealized Appreciation and Depreciation of Investments

For  the  year  ended  December  31,  1995,  Fund  II  recorded  net  unrealized depreciation  of $30.6  million  of  which  $22.7  million  was  related  to net depreciation in market value of publicly traded securities. The unrealized depreciation can be attributed primarily to the decrease in value of First Alert and Hills Stores Company at December 31, 1995, as well as the reversal of unrealized appreciation of EquiCredit from the sale of the EquiCredit securities held by Fund II. This compares to a net unrealized depreciation of $100.3 million of which $96.5 million was related to net depreciation in market value of publicly traded securities at December 31, 1994. Fund II's cumulative net unrealized depreciation on investments as of December 31, 1995 totaled $27.5 million


For the year ended December 31, 1993, Fund II recorded net unrealized appreciation of $80.6 million of which $60.1 million was related to net appreciation in market value of publicly traded securities. The increase was primarily attributed to the increase in valuation on Snapple Beverage Corp. Fund II's valuation of the common stock of First Alert, Hills, Petco, Playtex and Stanley Furniture reflects their closing market prices at December 31, 1995.

For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 40-41).

6.      Non-Accrual of Investments

In accordance with Fund II's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

        CST Office Products, Inc. on October 1, 1992 (See Note 14). Fitz and Floyd/Silverstri Corporation on January 1, 1994.
        FLA Orthopedics, Inc. on January 1, 1995.
        Stablex Canada, Inc. on June 29, 1995.

7.      Investment Advisory Fee

The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the years ended December 31, 1995, 1994 and 1993, Fund II paid $1,536,560, $1,699,673, and $1,892,255, respectively, in
Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.      Fund Administration Fees and Expenses

As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the years ended December 31, 1995, 1994 and 1993, Fund II paid $798,478, $835,643, and $899,441, respectively, in Fund Administration Fees.

Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the year ended December 31, 1995 and 1994, Fund II incurred $125,816 and $275,079, respectively, in reimbursable expenses.

9.      Independent General Partners' Fees and Expenses

As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund and compensation for each of the Independent General Partners is reviewed annually by the Individual General Partners. For the years ended December 31, 1995, 1994 and 1993, Fund II incurred $262,832, $184,280, and $423,743, respectively, in Independent General Partners' Fees and Expenses.

10.     Related Party Transactions

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

Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of Fund II and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith, usually pursuant to written agreements with such companies. In addition, certain of the portfolio companies have contractual or other relationships pursuant to which they do business with one another.

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and receive in consideration therewith various fees, commissions and reimbursements. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with its ordinary investment operations.

For the year ended December 31, 1995, Fund II paid $156,459 to the Fund Administrator for reimbursable out-of-pocket expenses. (Please refer to Note 8 for further information).

During 1995, the Fund II paid Managing General Partner distributions totalling $4,968,705 (which includes $4,909,422 of incentive fees and $59,283 with respect to its interest in Fund II). Of this incentive fee amount, 95% or $4,663,951 was paid to the Investment Advisor and the remaining 5% totalling $245,471 was paid to ML Mezzanine II Inc. As of December 31, 1995, the Managing General Partner has earned $16,934,602 in incentive fees of which $2,433,083 was deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. This Deferred Distribution Amount was distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution Amount is paid in full.

11.     Litigation

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

On August 9, 1994, the same two Limited Partners as noted in the preceding paragraph commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. The defendants have filed papers in opposition to the motion for partial summary judgment on January 10, 1995. On August 4, 1995, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs motion. Because the defendants in this action believe that the claims are without merit, each defendant also filed a separate motion to dismiss, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

On November 2, 3 and 4, 1994, stockholders of Snapple Beverage Corp. commenced approximately twenty putative class actions in the Delaware Chancery Court, purportedly on behalf of all public stockholders of Snapple, against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., and some or all of Snapple's directors. Since then, the plaintiffs have filed a Consolidated Amended Complaint against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., some or all of Snapple's directors and Quaker Oats. The complaint alleges that the sale of Snapple to Quaker Oats was at an unfair price and in violation of the defendants' fiduciary duties to public stockholders. The plaintiffs sought an injunction against the merger transaction, an accounting for any damages suffered by the public stockholders, and attorneys' fees and related expenses. The Court on November 15, 1994, denied plaintiffs application to take expedited discovery and request to schedule a preliminary injunction hearing. The defendants in these actions believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements.
The outcome of this case is not determinable at this time.

On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, the outcome of this case is not determinable at this time.

12.     Commitments

On August 18, 1993, Fund II established a letter of credit from Banque Nationale de Paris in favor of FLA. Orthopedics, a Non-Managed portfolio company. Fund II posted as collateral a $605,200 Banque Nationale de Paris certificate of deposit which pays an annual interest rate of 3.875%. If the commitment is drawn upon, Fund II will receive additional subordinated notes and equity of FLA. Orthopedics. The letter of credit will expire on May 1, 1996.

13.     Income Taxes (Statement of Financial Accounting Standards No. 109)

No provision for income taxes has been made because all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax basis of Fund II's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1995, the tax basis of Fund II's assets are less than the amounts reported in the financial statements by $2,5133,719. This difference is primarily attributable to unrealized depreciation and appreciation on investments which has not been recognized for tax purposes.

14. Subsequent Events

On February 8, 1996, the Individual General Partners approved the fourth quarter 1995 cash distribution totalling $333,445 which represents net investment income of $165,100 from Mezzanine Investments and $168,345 from Temporary Investments. The total amount distributed to Limited Partners was $332,618 or $1.50 per Unit, which was paid on February 14, 1996. The Managing General Partner received a total of $752, with respect to its interest in Fund II. Thomas H. Lee, as an Individual General Partner, received $75 with respect to his interest in Fund II.

On February 14, 1996, Ghirardelli Holdings Corporation ("Ghirardelli"), Ghirardelli Chocolate Company, and all of the equityholders of Ghirardelli, including the Funds and certain Lee Affiliates, executed a Stock Purchase
Agreement pursuant to which (i) the equityholders agreed to sell all of their shares and options to Ghirardelli and (ii) HMTF/CH Acquisition Company (the "Buyer") agreed to purchase new shares of Ghirardelli. The closing is scheduled for the later to occur of (x) the 10th day after the first closing of the
Buyer's parent's equity fund, and (y)the date upon which the last of any approvals and consents necessary to the transaction are obtained. The price per share for the stock of Ghirardelli is $5.88854;; provided that if the closing occurs after March 31, 1996, the purchase price shall bear interest at an annual rate of 9% for the period April 1, 1996 through the closing. If the transaction occurs, Fund II will sell 540,892 shares for proceeds of approximately $3.2 million. In addition, the Buyer will (i) repay all of Ghirardelli's Subordinated Notes held by the Funds, including all interest and all prepayment penalties thereon and (ii) pay the redemption price, including the redemption premium, on all outstanding Series A Preferred Stock of Ghirardelli held by Fund II. As part of the transaction, each stockholder is required to allocate approximately 3.5% of the proceeds received on account from the sale of the equity of Ghirardelli to an escrow account to be held for a period of one year from the closing. As such, Fund II will escrow $114,730 of the proceeds.

     On March 22, 1996 by means of merger of Lee-CST Holding Corp. with an unaffiliated third party. As a result, Fund II sold its entire investment in CST Office Products ("CST") for total proceeds of $26.5 million. Fund II received $21.1 million for the $6,355,000 principal amount 12% senior subordinated note, the $6,355,000 principal amount 18% junior subordinated note, approximately $7.5 million in principal amount of 15% payment in kind subordinated notes issued with respect thereto, plus all accrued interest on these notes. Additionally, Fund II received $2.6 million, or $16 per share, for its common stock held and $2.8 million, or $15.99 per share, for its common stock purchase warrants. The total proceeds to Fund II resulted in a realized gain of $4.3 million and additional interest income of $7.2 million from the proceeds received for the payment in kind subordinated notes that were previously classified as non-accrual.

                                   SCHEDULE 1
                        ML-LEE ACQUISITION FUND II, L.P.
               SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


                                                         PAR VALUE/        INVESTMENT             NET              REALIZED
SECURITY                                               NUMBER SHARES          COST              PROCEEDS         GAIN (LOSS)
- ----------------------------------------------------  ----------------- -----------------   -----------------  -----------------

EquiCredit Corp.
    Common Stock                                               227,437    $          596       $       7,278     $        6,682

Petco Animal Supplies
    Common Stock                                               120,143             1,969               2,368                399

Sun Pharmaceuticals Corp.
    Subordinated Note                                     $      8,318             8,318               8,318                  -
    Common Stock Purchase Warrants
    (Banana Boat Holding Corp.)                                  7,445                 -               1,292              1,292
                                                                        -----------------   -----------------  -----------------

Total                                                                     $       10,883       $      19,256      $       8,373





                                   SCHEDULE 2
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                         ML-LEE ACQUISITION FUND II, L.P
                     FOR THE PERIOD ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


                                             Total Unrealized
                                               Appreciation
                                               (Depreciation)
                           Investment  Fair    at December 31,                  Unrealized Appreciation (Depreciation) for
SECURITY                      Cost     Value        1995          1995      1994       1993      1992      1991    1990 & Prior
- ----------------------     ------------------- ---------------------------------------------------------------------------------
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert, Inc.
  Common Stock*            $   3,320  $17,754  $   14,434    $ (12,351) $   26,785    $    -     $    -     $   -         $  -


Hills Stores Company
  Common Stock                34,776    5,145     (29,631)      (5,722)         189   (24,098)        -         -            -

Petco Animal
Supplies, Inc.
  Common Stock*               1,915     3,417       1,502        1,951         (449)          -        -         -            -

Playtex Products,
Inc.
  Common Stock*               5,299     2,578      (2,721)         129       (2,522)    (1,092)        -       764            -

Stanley Furniture
  Common Stock*                 291       185        (106)         (46)         (78)         18        -         -            -
                                           ---------------------------------------------------------------------------------

TOTAL UNREALIZED
APPRECIATION
  (DEPRECIATION)
FROM PUBLICLY
  TRADED SECURITIES                        $      (16,522) $   (16,039)   $  23,925 $  (25,172)  $     -  $    764    $      -

                                           ---------------------------------------------------------------------------------


                                   SCHEDULE 2
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                         ML-LEE ACQUISITION FUND II, L.P
                     FOR THE PERIOD ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


                                                     Total
                                                   Unrealized
                                                  Appreciation                Unrealized Appreciation (Depreciation)
                              Investment  Fair   (Depreciation)                                                 1990 &
SECURITY                         Cost    Value     for 1995      1995       1994       1993     1992     1991     Prior
- ------------------------------------------------ --------------------------------------------------------------------------
NON PUBLIC SECURITIES:

Fitz and Floyd/Sylvestri
  Common Stock*               $           $   -  $        (20)  $      -   $   (20)  $       - $        $     -  $       -
                                      20                                                             -
  Adjusted Rate Senior Notes*     12,680  9,658        (3,025)   (3,025)          -          -       -        -          -
FLA. Orthopedics, Inc.
  Common Stock*                    1,513      -        (1,513)         -    (1,513)          -       -        -          -
  Subordinated Note*               4,842      -        (4,842)   (4,842)          -          -       -        -          -
Stablex Canada Inc.
  Subordinated Note*               6,631  5,029        (1,602)         -    (1,602)          -       -        -          -
                                                 --------------------------------------------------------------------------

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON
PUBLIC                                              $ (11,002) $ (7,867)   $(3,135)  $     -        $ -       $   -
  SECURITIES
                                                 --------------------------------------------------------------------------

UNREALIZED APPRECIATION
 (DEPRECIATION) FOR
INVESTMENTS SOLD

Sold in 1995
     EquiCredit Corp.
     Common Stock                                            -   (6,654)      2,644      4,010

Sold Prior to 1995
     Various                                                 -         -  (123,788)    101,748  38,881    (278)   (16,563)
                                                 --------------------------------------------------------------------------

Total Unrealized
Appreciation/
 (Depreciation) for                              $           - $ (6,654) $(121,144)  $ 105,758 $ 38,881  $  (278) $ (16,563)
Investments sold:
                                                 --------------------------------------------------------------------------

NET UNREALIZED APPRECIATION
 (DEPRECIATION)                                  $    (27,524) $(30,560) $(100,354)  $  80,586 $ 38,881  $  486 $ (16,563)

                                                 ==========================================================================


         Restricted Security

Item 9. Changes in and Disagreements with Accountants

    on Accounting and Financial Disclosure

    None.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant


        Fund II
The five General Partners of Fund II are responsible for the management and administration of Fund II and have the same positions and responsibilities with respect to the Retirement Fund. The General Partners of Fund II and the Retirement Fund consist of four Individual General Partners: Vernon R. Alden, Joseph L. Bower, Stanley H. Feldberg (the "Independent General Partners"), Thomas H. Lee and Mezzanine Investments II, L.P., the Managing General Partner Pursuant to exemptive orders issued by the Securities and Exchange Commission, each Independent General Partner is not an "interested person" of Fund II as such term is defined in the Investment Company Act of 1940.

        Individual General Partners

The Individual General Partners provide overall guidance and supervision with respect to the operations of Fund II and perform the various duties imposed on the directors of business development companies by the Investment Company Act of 1940. The Individual General Partners supervise the Managing General Partner and must, with respect to any Mezzanine Investment transactions, either certify that it meets Fund II investment guidelines or specifically approve it as a non-Guideline Investment or Bridge Investment. Fund II's investment and reinvestment period expired in December, 1993, and the only investments now permitted are Follow On Investments in existing Portfolio Companies. In addition, if a Portfolio Company's performance is in default of a material provision of a lending agreement or has a ratio of operating cash flow to current cash fixed charges for its four most recent fiscal quarters of less than or equal to 1.1 to 1, the Independent General Partners are required to approve any changes in the terms of or sale of Fund II's investment in such Portfolio Company.

Messrs. Alden, Bower, Feldberg and Lee have served as Individual General Partners of Fund II and the Retirement Fund since 1989. Each Individual General Partner shall hold office until his removal or withdrawal pursuant to the provisions of Fund II's Partnership Agreement.

     Mr.  Alden,  age 73, is a  director  of Augat  Inc.,  Colgate  -  Palmolive
Company, Digital Equipment Corporation, Intermet Corporation, and Sonesta International Hotels Corporation. Mr. Alden also serves as Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Counsel General of the Royal Kingdom of Thailand. Mr. Alden has also served as an Individual General Partner of ML-Lee Acquisition Fund, L.P. ("Fund I") since its inception in 1987.

     Mr. Bower, age 57, is the Donald Kirk David Professor of Business Administration, Chairman of the Doctoral Programs and Director of Research at the Harvard University Graduate School of Business Administration. He has served as a faculty member of the University since 1963. Mr. Bower is also a director of Anika Research, Inc., Brown Group, Inc., New America High Income Fund, Sonesta International Hotels Corporation and The Lincoln Foundation. Mr. Bower serves as trustee of the DeCordova & Dana Museum and Park and the New England Conservatory of Music. Mr. Bower has also served as an Individual General Partner of Fund I since its inception in 1987.

     Mr. Feldberg, age 71, is director of The TJX Companies, Inc., and Waban Inc. He also serves as a Trustee of Brandeis University. Mr. Feldberg has also served as an Individual General Partner of Fund I since its inception in 1987.

     Mr. Lee, age 52, founded the Thomas H. Lee Company in 1974 and since that time has served as its Chief Executive Officer. Mr. Lee also is Chairman and a Trustee of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II, L.P., the respective investment advisers to Fund I and the Funds, and is Individual General Partner of THL Equity Advisors Limited Partnership, the investment adviser to Thomas H. Lee Equity Partners, L.P. which participates in equity or equity-related investments of certain companies acquired by the respective funds. In addition, Mr. Lee has also served as an Individual General Partner of Fund I since its inception in 1987.

     From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank's high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a Securities Analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves as a director of Autotote Corporation, J. Baker, Inc., Finlay Fine Jewelry Corporation, General Nutrition Companies, Inc., Health o meter Products, Inc. and Playtex Products Inc. Mr. Lee was Chairman of Hills Department Stores, Inc. and Hills Stores Company from 1990 to 1993. In February 1991, Hills Department Stores, Inc. and Hills Stores Company filed for protection under Chapter 11 of the Federal Bankruptcy Code.

Mr. Lee is a trustee of Brandeis University (Vice Chairman), Museum of Fine Arts (Boston), the Wang Center for the Performing Arts, Boston's Beth Israel Hospital (Treasurer) and the Whitney Muuseum of American Art. Mr. Lee is also an overseer of Boston Symphony Orchestra and New England Conservatory of Music, a member of the Dean's Council and an Executive Committee Member of the Committee on University Resources at Harvard University and a member of the Corporation of Belmont Hill School.

        The Investment Adviser
The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and Fund II dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for Fund II. The Investment Adviser received an Investment Advisory Fee in compensation for these services outlined in Note 8 to the Financial Statements.

     Certain officers of the Lee Company have been designated as trustees and executive officers of T. H. Lee Mezzanine II, the administrative general partner of the Investment Adviser.

                                      Title

         Thomas H. Lee                Chairman, Trustee

         John W. Childs               President, Trustee

         Thomas R. Shepherd           Executive Vice President

         David V. Harkins             Senior Vice President, Trustee

         C. Hunter Boll               Vice President

         Scott A. Schoen              Vice President

         Wendy L. Masler              Treasurer, Clerk

    Information concerning Mr. Lee is set forth above.

     John W. Childs, age 54, is the founder of J.W. Childs Associates, L.P. Mr. Childs, was a Senior Managing Director of the Thomas H. Lee Company ("Lee Company"), from 1987 to 1995. For the 17 years prior to joining the company, Mr. Childs was with the Prudential Insurance Company of America where he was most recently Senior Managing Director in charge of the Capital Markets Group. In that position he was responsible for Prudential's approximately $77 billion fixed income portfolio, including all of the Capital Markets Group's investments in leveraged acquisitions. Mr. Child's past positions at Prudential include, from 1982 to 1984, Senior Vice President of PruCaptial, Inc., a Prudential subsidiary; from 1981 to 1982, Vice President, responsible for private placements of the Capital Markets Group; and from 1980 to 1981, Vice President in Corporate Finance of the Capital Markets Group. Mr. Childs serves as President and Trustee of Thomas H. Lee Advisors I ("Advisors I"), the investment advisor to Fund I. Mr. Childs is a director of General Nutrition Companies, Inc. and Health o meter Products, Inc. Mr. Childs also serves as Chairman of the Jane Coffin Childs Fund for medical research.

     Mr. Shepherd, age 66, has been engaged as a consultant to the Thomas H. Lee Company since 1986 and is currently a Managing Director. Mr. Shepherd is currently a director of General Nutrition Companies, Inc. and Health o meter Products, Inc. He is Executive Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II. Previously, Mr. Shepherd was Chairman of Amerace Corporation from 1986 to 1988 and President of GTE (Sylvania) Lighting Products Group from 1983 to 1986. Mr. Shepherd served as President of North American Philips Commercial Electronics Corporation from 1981 to 1983 and from 1979 to 1981, he served as Senior Vice President and general manager of GTE Entertainment Products Group.

     Mr. Harkins, age 56, has been a Managing Director of the Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. He served as President of Massachusetts Capital Corporation and Masscap Investment Company, Inc. from 1976 to 1983, and as President of First American Investment Company, Inc. from 1982 to 1983. Mr. Harkins is a Senior Vice President and Trustee of Advisor I. He also is a director of Kevlin Microwave Corp., National Dentex Corporation, Stanley Furniture Corp. and First Alert, Inc.

     Mr. Boll, age 40, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Lee Company. Prior to joining the Lee Company, he worked as a consultant with The Boston Consulting Group from 1984 to 1986, and was Assistant Vice President of the Energy and Minerals Division of Chemical Bank from 1977 to 1982. Mr. Boll is a Vice President of Advisors I and a director of Stanley Furniture Corp. and Petco Animal Supplies, Inc. and Big V Supermarkets, Inc.

     Mr. Schoen, age 37, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Lee Company. Prior to joining the Lee Company he was an Associate in the Private Finance
Department of Goldman, Sachs & Co. from 1984 to 1986. Mr. Schoen is a Vice President of Advisors I. Mr. Schoen is also a Director of First Alert, Inc., Healthometer Products, Inc. and LaSalle Reinsurance LTD.

     Ms. Masler, age 42, has been Treasurer of the Lee Company since 1984. From 1981 to 1984 she was employed by Paine Webber Properties Incorporated and prior to that she was a Senior Auditor with Touche Ross & Co. Ms. Masler is also Treasurer and Clerk of Advisors I.

        The Managing General Partner
The Managing General Partner is a limited partnership in which ML Mezzanine II Inc. is the sole general partner and the Investment Adviser is the limited partner. The Managing General Partner is responsible for the supervision of Fund II's investments.

    The executive officers of ML Mezzanine II Inc. are as follows:

                                 Title

         Kevin K. Albert         Chairman and President

         Robert Aufenanger       Executive Vice President, Director

         James V. Caruso         Executive Vice President, Director

         Rosalie Y. Goldberg     Vice President, Director

         Audrey Bommer           Vice President, Treasurer

         Roger F. Castoral, Jr.  Assistant Treasurer

Kevin Albert, age 43, a Vice President and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") joined Merrill Lynch in 1981. Mr. Albert is the manager of the Equity Private Placement Group of ML Investment Banking and is involved in structuring, marketing and closing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of the Managing General Partner and a joint venture of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of the Managing General Partner and the managing general partner of the general partners of Delphi Film Associates III, IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of the General Partner and a joint venture in Media Opportunity Management Partners, the general partner of ML Media
Opportunity Partners, L.P.; a director of MLL Antiquities Inc. ("MLL Antiquities"), an affiliate of the Managing General Partner and the administrative general partner of The Athena Fund II, L.P.; ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of the General Partner and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of the Managing General Partner and the general partner of the managing general partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership; a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of the general partner and the general partner of the General Partner of ML Technology Ventures, L.P.; and a director of MLL Collectibles Inc. ("MLL Collectibles"), an affiliate of the General Partner and the administrative general partner of The NFA World Coin Fund, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

     Robert Aufenanger, age 42, a Vice President of Merrill Lynch & Co. Corporate Strategy Credit and Research and a Director of the Partnership
Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr.
Aufenanger is also a director of, ML Media, ML Film, ML Opportunity, MLL Antiquities, ML Mezzanine, ML Venture, ML R&D and MLL Collectibles. Mr. Aufenanger is an executive officer of Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). On October 28, 1994, both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P., a limited partnership of which Mid Miami, Inc. is the general partner, filed voluntary petitions for protection form creditors under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

James V. Caruso, age 44, a Director in the Investment Banking Group of Merrill Lynch, joined Merrill Lynch in 1975. Since June 1992, Mr. Caruso has served as Manager of Merrill Lynch's Partnership Analysis & Management Department, which is responsible for accounting and the ongoing administration and operations of more than 150 investment limited partnership as well as the Merrill Lynch affiliated entities that manage or administer such partnerships. He serves as a director of ML Mezzanine Inc., ML Energy Investments, Inc., KECALP Inc., an affiliate of the MGP and the general partner.

     Rosalie Y. Goldberg, age 58, serves as Vice President of Merrill Lynch Private Client, Manager of the Special Investments Group, and Director of ML Mezzanine, Inc. and Director of MLL Antiquities and MLL Collectibles. Ms. Goldberg joined Merrill Lynch & Co. in 1975.

Audrey Bommer, age 29, joined ML Investment Banking in 1994 and serves as Treasurer and Chief Financial Officer to the Funds. Ms. Bommer, manages all accounting, financial reporting and administrative functions in the Merrill Lynch Partnership Analysis and Management Department. She also serves as Vice President and Treasurer of ML Mezzanine, Inc.

Roger F. Castoral, Jr., age 28, joined Merrill Lynch Investment Banking in 1995 and serves as Assistant Treasurer and controller to the funds. Mr. Castoral is responsible for financial reporting and fund accounting in the Merrill Lynch Partnership Analysis and Management Department and is Assistant Treasurer of ML Mezzanine II, Inc..

        The Fund Administrator
ML Fund Administrators Inc., a Delaware corporation and a subsidiary of Merrill Lynch & Co., Inc., is responsible for the provision of administrative services necessary for the operation of the Funds. The Fund Administrator receives Fund Administration Fees in compensation for these services as outlined in Note 8 to the Financial Statements.

The Fund Administrator is responsible for the day-to-day administrative affairs of the Funds and for the management of the accounts of Limited Partners. The Fund Administrator also provides the Funds, at the Fund Administrator's expense, with office space, facilities, equipment and personnel necessary to carry out its obligations under the Administrative Services Agreement.

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. Fund II paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg each $34,173, for their services in 1995 as Independent General Partners.

        The information with respect to the allocation and distribution of Fund II's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $4,968,705 with respect to 1995, including Incentive Fees of $4,909,422 that it distributed, $4,663,951 to the Investment Adviser and $245,471 to ML Mezzanine II Inc.

        The information with respect to the Management Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, Fund II paid the Investment Adviser $1,536,560 with respect to 1995.

        The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administration Service Agreement, Fund II paid the Fund Administrator a total of $954,937 in 1995.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        Fund II is aware of the following persons who are beneficial owners of more than five percent of its Units of limited partnership interest, based upon Schedules 13D and 13G filed with the Securities and Exchange Commission and a review of Fund II's records.

                                     Amount of     Percent of Units of the
 Name and Address of Beneficial     Beneficial     Fund Beneficially Owned
             Owner                   Ownership        at March 15, 1996

Yale University                       20,954                 9.5%
Investment Office
230 Prospect Street
New Haven, CT  06511


Farallon Capital Partners, L.P.      19,162(1)               8.6%
Farallon Capital Management,Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111



Tinicum Partners, L.P.               19,162(1)               8.6%
Farallon Capital Management,Inc.

One Maritime Plaza, Suite 1325
San Francisco, CA  94111



Thomas F. Steyer                     19,162(1)               8.6%
Farallon Capital Management,Inc.

One Maritime Plaza, Suite 1325
San Francisco, CA  94111


Fleur E. Fairman                     19,162(1)               8.6%
Farallon Capital Management,Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111


David I. Cohen                       19,162(1)               8.6%
Farallon Capital Management,Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Joseph F. Downes                      19,162(1)              8.6%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Jason M. Fish                         19.162(1)              8.6%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

William F. Mellin                     19.162(1)              8.6%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Meridee A. Moore                      19.162(1)              8.6%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Eric M. Ruttenberg                    19,162(1)              8.6%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

    (1) By reason of Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Farallon Capital Partners, L.P., a California limited partnership ("FCP"), and Tinicum Partners, L.P., a New York limited partnership ("Tinicum"), each may be deemed to own 19,162 Units of limited partnership interest beneficially owned at March 15, 1996 as a result of the direct ownership by FCP of 14,553 such Units and as a result of the direct ownership by Tinicum of 4,619 such Units. FCP and Tinicum, however, consider their beneficial interest to be limited to their direct ownership. In addition, by reason of Rule 13d-3 under the Exchange Act, each of the general partners of FCP and Tinicum, Thomas F. Steyer, Fleur E. Fairman, David I. Cohen, Joseph F. Downes, Jason M. Fish, William F. Mellin, Meridee A. Moore and Eric M. Ruttenberg, may be deemed to own beneficially the Units of limited partnership interest by FCP and Tinicum.

                                        Amount of
              Name of                   Beneficial     Percent of Units of
- ------------------------------------    Ownership             Class
          Beneficial Owner

Vernon R. Alden                          50 Units               *
Joseph L. Bower                            None                 *
Stanley H. Feldberg                      25 Units               *
Thomas H. Lee                              None                 *

General Partners and Officers as a
Group

* Less than one percent.

There exists no arrangement known to Fund II, the execution of which may at a subsequent date, result in a change of control of Fund II.

Item 13.   Certain Relationships and Related Transactions

        Fund II's investments generally are made as co-investments with the Retirement Fund. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by Fund II may involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and Fund II's expectation of engaging in such co-investments, Fund II together with the Retirement Fund and Fund I,  sought  an  exemptive  order  from  the  Commission  allowing  such co-investments, which was received on September 1, 1989. Fund II's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

        Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of Fund II and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. Of the total of ten Managed Companies held by the Funds at December 31, 1995, eight paid management fees to Thomas H. Lee Company ranging from $120,000 to $270,000 for the fiscal year ended December 31, 1995. In addition, certain of the Managed Companies have contractual or other relationships pursuant to which they do business with one another.

        Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services, economic forecasting and pension plan services, and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1995 for providing such services to Managed Companies in which the Funds have a material interest (other than those specifically set forth below) was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

        During 1995, the Fund II paid Managing General Partner distributions totalling $4,968,705, (which includes $4,909,422 of incentive fees and $59,283 with respect to its interest in Fund II). Of this incentive fee amount, 95% or $4,633,951 was paid to the Investment Advisor and the remaining 5% totalling $275,471 was paid to ML Mezzanine II Inc. As of December 31, 1995, the Managing General Partner has earned $16,934,602 in Incentive Fees of which $2,433,083 was deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount was distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

CST Office Products, Inc.
        On March 22, 1996 the Retirement Fund sold its entire investment in CST Office Products, Inc. See Note 14 to the Financial Statements for further information.

EquiCredit
        On January 27, 1995, the Retirement Fund sold its entire investment in Equicredit, consisting of 259,474 shares of Common Stock, realizing a gain of $7,623,346 on an original investment of $679,822.

First Alert
        As of December 31, 1995, Fund II and the Retirement Fund and the Lee Affiliates hold 2,058,474, 2,281,524 and 10,102,268 shares, respectively, of First Alert common stock, representing 8.1%, 8.9%, and 39.6%, respectively, of its common equity.

     David V. Harkins, Scott A. Schoen and Anthony J. DiNovi, officers of the Investment Adviser to the Funds, serve as directors of First Alert.


     Ghirardelli On May 12, 1995, Fund II made a follow-on investment in Ghirardelli Holdings Corp. for a total of $1,635,200. Fund II received 14,016 shares of Series A Preferred Stock for $1,401,600 and 73,692 additional shares of Common Stock for $233,600.

        As of December 31, 1995 the Retirement Fund and Fund II hold 540,892 and 616,839 shares, respectively of Ghirardelli's common which represents 10.6% and 9.3% and 59.8% of equity on a fully diluted basis.



        On February 14, 1996, Ghirardelli Holdings Corporation ("Ghirardelli"), Ghirardelli Chocolate Company, and all of the equityholders of Ghirardelli, including the Funds and certain Lee Affiliates, executed a Stock Purchase
Agreement.   Please  see  Note  14  to  the  Financial  Statements  for  further information.



Petco Animal Supplies, Inc.

On April 27, 1995, Petco Animal Supplies, Inc. ("Petco") completed a public offering of approximately 3.6 million shares of Common Stock (the "Petco Offering") at a net price of $19.71 per share. Of the shares sold, approximately
2.4 million shares were offered by Petco and approximately 1.2 million were offered by certain existing shareholders, including Fund II. As part of the Petco Offering, Fund II sold 120,143 shares (including shares sold as a result of the exercise of the underwriters' overallotment option) representing 51% of its Petco holdings. Fund II received proceeds of $2.4 million and realized a gain of $398,815 on the sale of the equity.

As of December 31, 1995, Fund II and the Retirement Fund, hold 116,825 and 62,379 shares of Petco common stock, respectively. In addition, Fund I holds 981,748 shares of Petco common stock, and the Lee Affiliates, in the aggregate, hold 10,764 shares of Petco common stock. As of such date, Fund I, Fund II, the Retirement Fund and the Lee Affiliates, respectively, hold 11.0%, 1.3%, .7% and
 .1% of the common equity of Petco.

     C. Hunter Boll, an officer of the Investment Adviser to Fund I, Fund II and Fund II, serves as a director of Petco.

Playtex Products, Inc.

     On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat that it did not already own. In accordance with the Agreement, the 12.5% Subordinated Note held by Fund II, plus all accrued interest, was paid in full by Playtex upon consummation of the merger. Additionally, Fund II received net proceeds of $173.55 per share for each of the 7,444.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. Fund II received total proceeds of $9.7 million which resulted in a gain of $1.3 million.

     On June 6, 1995, Playtex sold 20,000,000 of newly issued Common Stock, or approximately 40% of its outstanding equity, to an investment group led by Haas Wheat Harrison Inc. for $9.00 per share, or $180 million (the "Haas Investment"). None of Playtex's existing shareholders, including the Retirement Fund or the Lee Affiliates, sold any of their stock in connection with the Haas Investment. An affiliate of Merrill Lynch & Co., Inc. has approximately 4% capital interest as a limited partner, in the limited partnership that made the Haas Investment.

As of December 31, 1995, Fund II holds 343,726 shares of common stock of Playtex and the Retirement Fund holds 183,560 shares of Playtex common stock. In addition, Fund I holds 1,406,204 shares of Playtex common stock and the Lee Affiliates hold 2,249,288 shares. Fund II, Retirement Fund, Fund I and the other Lee Affiliates own, respectively, .6%, .3%, 2.6% and 4.2% of the common equity of Playtex.

Thomas H. Lee, who is an Individual General Partner of the Funds and an officer of the Investment Adviser, serves as a director of Playtex.

                                     PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) Financial Statements, Financial Statement Schedules and Exhibits

    Financial Statements and Financial Statement Schedules
        Exhibits

 3.1    Amended and Restated Certificate of    Incorporated by reference
        Limited Partnership, dated as of       to Exhibit 1.2 to
        August 25, 1989                        registrant's Registration
                                               Statement on  Form  N-2  number
                                               33-25816.

 3.2    Amended and Restated Agreement of      Incorporated by reference
        Limited Partnership, dated November    to Exhibit 3.2. to
        10, 1989 Amendment No. 1, dated        registrant's Annual Report
        January 30, 1990.                      of Form 10-K for the year
                                               ending December 31, 1989.

10.1    Investment Advisory Agreement, dated   Incorporated by reference
        November 10, 1989 by and between       to Exhibit 10.1 to
        Registrant, Thomas H. Lee Advisors     registrant's Annual Report
        II, L.P. and Thomas H. Lee Company.    of Form 10-K for the year
                                               ended December 31, 1991.

10.2    Custodian Agreement, dated November    Incorporated by reference
        10, 1989, by and between Registrant    to Exhibit 10.2 to
        and State Street Bank and Trust        registrant's Annual Report
        Company.                               of Form 10-K for the year
                                               ended December 31, 1991.

10.3    Administrative Services Agreement,     Incorporated by reference
        dated November 10, 1989 by and         to Exhibit 10.3 to
        between Registrant and ML Fund         registrant's Annual Report
        Administrators Inc.                    of Form 10-K for the year
                                               ended December 31, 1991.

27      Financial Data Schedule for the year   Filed herewith.
        ended December 31 1995.

28      Pages 21-91 of the Prospectus dated    Incorporated by reference
        September 6,1989, filed pursuant to    to Exhibit 28 to
        Rule 497(b) under the Securities Act   registrant's Annual Report
        of 1933.                               of Form 10-K for the year
                                               ended December 31, 1991.

    (b) Forms 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1996.

                               ML-LEE ACQUISITION FUND II, L.P.

                               By:    Mezzanine Investments II, L.P.
                                      Managing General Partner

                               By:    ML Mezzanine II Inc.
                                      its General Partner



                                      /s/ Kevin K. Albert
Dated:  March 29, 1996                Kevin K. Albert
                                      President, ML Mezzanine II Inc.
                                      a General Partner of Mezzanine
                                      Investments II, L.P., the Managing
                                      General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 29th day of March, 1996.

Signature                       Title


/s/ Kevin K. Albert             ML Mezzanine II Inc.
Kevin K. Albert                 President and Director
                                (Principal Executive Officer of Registrant)


/s/ Vernon R. Alden             Individual General Partner
Vernon R. Alden                 ML-Lee Acquisition Fund II, L.P.

/s/ Audrey Bommer               ML Mezzanine II Inc.
Audrey Bommer                   Vice President and Treasurer
                                (Principal Financial Officer of Registrant)

/s/  Joseph L. Bower            Individual General Partner
Joseph L. Bower                 ML-Lee Acquisition Fund II, L.P.

/s/ Roger F. Castoral, Jr.      ML Mezzanine II Inc.
Roger F. Castoral, Jr.          Assistant Treasurer
                                (Principal Accounting Officer of
                                Registrant)

/s/ Stanley H. Feldberg         General Partner
Stanley H. Feldberg             ML-Lee Acquisition Fund II, L.P.


/s/ Thomas H. Lee               Individual General Partner
Thomas H. Lee                   ML-Lee Acquisition Fund II, L.P.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ML-LEE ACQUISITION FUND II, L.P.

                               By:    Mezzanine Investments II, L.P.
                                      Managing General Partner

                               By:    ML Mezzanine II Inc.
                                      its General Partner




Dated:  March 29, 1996                Kevin K. Albert
                                      President, ML Mezzanine II Inc.
                                      a General Partner of Mezzanine
                                      Investments II, L.P., the Managing
                                      General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 29th day of March, 1996.

Signature                      Title


____________________           ML Mezzanine II Inc.
Kevin K. Albert                President and Director
                               (Principal Executive Officer of Registrant)


____________________           Individual General Partner
Vernon R. Alden                ML-Lee Acquisition Fund II, L.P.


____________________           ML Mezzanine II Inc.
Audrey Bommer                  Vice President and Treasurer
                               (Principal Financial Officer of Registrant)


____________________           Individual General Partner
Joseph L. Bower                ML-Lee Acquisition Fund II, L.P.

____________________           ML Mezzanine II Inc.
Roger F. Castoral, Jr.         Assistant Treasurer
                               (Principal Accounting Officer of Registrant)

____________________           Individual General Partner
Stanley H. Feldberg            ML-Lee Acquisition Fund II, L.P.


____________________           Individual General Partner
Thomas H. Lee                  ML-Lee Acquisition Fund II, L.P.