Form 10-K/A
period 1995-12-31
ML LEE ACQUISITION FUND II L P
filed 1996-04-01
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K/A

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

Item 6.  Selected Financial Data
Supplemental Information Schedule

Selected Financial Data
                                                                      For the Years Ended December 31,
Total Fund Information:                        1995               1994             1993                   1992           1991
                                         --------------     --------------    ----------------    ---------------   -----------

Net Investment Income                      $ 4,146,846       $  7,816,305       $   4,967,971       $  11,835,023    $ 11,790,746

Net Realized Gain on Sales of Investments    8,372,906         63,853,148          13,201,921           1,102,509       1,228,566

Net Change in (Depreciation) Appreciation  (30,559,313)      (100,354,280)         80,586,157          38,881,428         486,181
 on Investments

Cash Distributions to Partners              29,490,761   (b)  101,901,964          31,187,989          13,773,393      16,087,444
Net Assets                                 119,183,669        166,713,991         297,300,782         229,732,722     191,687,155
Cost of Mezzanine Investments              135,797,397        144,603,700         148,865,244         150,751,778     119,544,224
Total Assets                               120,346,488        167,805,653         299,130,035         231,416,644     193,166,159

Per Unit of Limited Partnership Interest:
Investment Income                          $     32.05       $      49.88       $       52.20        $      73.49     $     68.38
Expenses                                        (19.71)            (19.70)             (29.85)             (20.25)         (15.34)
                                           -----------       ------------       -------------        ------------     -----------
Net Investment Income                      $     12.34       $      30.18       $       22.35        $      53.24     $     53.04
                                           ===========       ============       =============        ============     ===========

Net Realized Gain on Sales of              $     34.23       $     225.61       $       59.39        $       4.96     $      5.53
  Investments
Net Change in (Depreciation) Appreciation
  on Investments                               (137.47)           (451.45)             362.52              174.91            2.19

Cash Distributions(c)                           110.56  (b)        413.35              140.30               61.96           71.50

Cumulative Cash Distributions (a)               858.06             747.50              334.15              193.85          131.89

Net Asset Value                                 528.63             730.09            1,339.10            1,035.14          863.99

(a) For periods prior to the 3rd quarter 1991, the amount shown is for the first closing participants only. Subsequent closings amounts as to such periods will vary.
(b) Includes $15.3 million or $68.94 per limited partnership Unit return of capital from the sale of EquiCredit, Petco and Sun Pharmaceuticals and returns of the reserve for the follow on investments.
(c) See Cash Distributions Schedule on pages 20-21 for additional information including return of capital for years prior to 1995.


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

Cash Distributions
The following table represents  distributions approved by the Individual General
Partners of ML-Lee  Acquisition  Fund II, L.P.  since  inception  (November  10,
1989):

                             Total          Limited                  Managing                    Individual
                          Distributed      Partners     Per          General      Incentive      General
                            Cash(a)         Amount      Unit         Partner       Fee(b)        Partner
                        ---------------  ------------  --------     ----------   -----------    ----------

Fourth Quarter 1989       $1,224,768     $1,221,692    $6.27         $2,796            $-          $280
First Quarter 1990         3,776,596     3,767,253     17.00          8,494             -           849
Second Quarter 1990        4,943,920     4,751,996     21.43         11,120       179,692         1,112
Third Quarter 1990         3,487,811     3,479,179     15.69          7,847             -           785
Fourth Quarter 1990        6,045,031     5,705,499     25.73         13,598       324,574         1,360
First Quarter 1991         2,889,835     2,882,685     13.00          6,500             -           650
Second Quarter 1991        4,216,058     4,205,629     19.56          9,481             -           948
Third Quarter 1991         2,936,520     2,929,252     13.21          6,607             -           661
Fourth Quarter 1991        3,438,901     3,430,395     15.47          7,733             -           773
First Quarter 1992         3,599,446     3,590,052     16.19          8,584             -           810
Second Quarter 1992        3,829,652     3,820,667     17.23          8,124             -           861
Third Quarter 1992         2,905,394     2,898,207     13.07          6,534             -           653
Fourth Quarter 1992        3,027,660     3,020,167     13.62          6,812             -           681
First Quarter 1993        21,642,642    21,589,093     97.36 (c)     48,681             -         4,868
Second Quarter 1993        1,442,695     1,439,125      6.49          3,245             -           325
Third Quarter 1993         5,074,991     5,062,438     22.83 (d)     11,412             -         1,141
Fourth Quarter 1993       11,803,865    11,774,660     53.10 (e)     26,550             -         2,655
First Quarter 1994        16,087,488    16,047,686     72.37 (f)     36,184             -         3,618
Second Quarter 1994        4,214,710     4,204,285     18.96 (g)      9,477             -           948
Third Quarter 1994         1,298,201     1,294,991      5.84 (h)      2,918             -           292
Distribution on
 12/15/94 for
 proceeds from the
 sale of Snapple          68,497,700    58,336,675    263.08 (i)    164,845     9,979,695        16,485
Fourth Quarter 1994          375,092       241,702      1.09            543       132,793            54
Distribution on
 2/14/95 for
 proceeds from the
 sale of EquiCredit        7,276,582     6,359,647     28.68 (j)     16,826       898,426         1,683
First Quarter 1995         6,731,899     5,505,928     24.83         12,418     1,212,311         1,242
Second Quarter 1995        3,477,482     2,084,403      9.40 (k)      6,215     1,386,242           622
Third Quarter 1995         2,019,088     1,124,247      5.07          2,536       892,051           254
Distribution on
 12/11/95 from
 the sale of Sun           9,610,616     9,200,200     41.49  (l)    20,744       387,598         2,074
 Pharmaceuticals
Fourth Quarter 1995          333,445       332,618      1.50            752             -            75
                       -------------  ------------   -------      ---------    -----------     --------
Totals                 $ 206,208,088  $190,300,371   $859.56      $ 467,576    $15,393,382 (m) $ 46,759
                       =============  ============   =======      =========    ===========     ========

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
                                                           ========    =========       =======

               See the Accompanying Notes to Financial Statements


                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                         For the Years Ended
                                            December 31,   December 31,   December 31,
                                               1995          1994            1993
                                            ----------     -----------    -----------

FROM OPERATIONS:

Net Investment Income
                                            $   4,147      $   7,816      $   4,968

Net Realized Gain on Investments                8,373         63,853         13,202

Net Change in Unrealized Appreciation
(Depreciation) on Investments                 (30,560)      (100,354)        80,586
                                            ---------      ---------      ---------
Net Increase (Decrease) in Net Assets
Resulting from Operations                     (18,040)       (28,685)        98,756


Cash Distributions to Partners
                                              (29,491)     (101,902)        (31,188)
                                            ---------      --------       ---------

Total Increase (Decrease)                     (47,531)     (130,587)         67,568

NET ASSETS:

Beginning of Year                             166,714       297,301         229,733
                                            ---------     ---------       ---------

End of Year                                 $ 119,183     $ 166,714       $ 297,301
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

CST Office Products, Inc.

     On March 22, 1996 Fund II sold its entire investment in CST Office Products, Inc. See Note 14 to the Financial Statements for further information.

     As of December 31, 1995, Fund II the Retirement Fund and the Lee Affiliates owned 22.3%, 11.9% and 65.8%, respectively, of the common equiity of CST on a fully diluted basis.

EquiCredit

     On January 27, 1995, Fund II sold its entire investment in Equicredit, consisting of 227,437 shares of Common Stock, realizing a gain of $6,682,098 on an original investment of $595,886.

     Prior to the sale of EquiCredit, Fund II, the Retirement Fund and the Lee Affiliates held 2.2%, 2.6%, and 10.7%, respectively, of the common equity of Equicredit on a fully diluted basis.

First Alert

     As of December 31, 1995, Fund II, the Retirement Fund and the Lee Affiliates hold 2,058,474, 2,281,524 and 10,102,268 shares, respectively, of First Alert common stock, representing 8.1%, 8.9%, and 39.6%, respectively, of its common equity.

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

     As of December 31, 1995 Fund II and the Retirement Fund hold 540,892 and 616,839 and 3,476,250 shares, respectively, of Ghirardelli's common which represents 9.3% and 10.6% and 59.8%, respectively, on a fully diluted basis.

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