Form 10-Q
period 1996-03-31
ML LEE ACQUISITION FUND II L P
filed 1996-05-15
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1996

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1996 and December 31, 1995

Statements of Operations - For the Three
  Months Ended March 31, 1996 and 1995

Statements of Changes in Net Assets -
  For the Three Months Ended March 31, 1996 and 1995

Statements of Cash Flows - For the Three Months
  Ended March 31, 1996 and 1995

Statement of Changes in Partners' Capital at
  March 31, 1996

Schedule of Portfolio Investments - March 31, 1996

Notes to Financial Statements

Supplemental Schedule of Realized Gains and
  Losses -(Schedule 1)

Supplemental Schedule of Unrealized Appreciation and Depreciation - (Schedule 2 )

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II.  Other Information

                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                                                       Unaudited
                                                                    March 31, 1996   December 31, 1995
                                                                    ---------------  ------------------

ASSETS:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $91,268
      at March 31, 1996 and $105,477 at December 31, 1995)            $   73,652          $   88,955
    Non-Managed Companies (amortized cost $30,343
      at March 31, 1996 and $30,341 at December 31, 1995)                 12,706              19,340
    Temporary Investments, at amortized cost (cost $37,291
    at March 31, 1996 and $10,024 at December 31, 1995)                   37,323              10,042
Cash                                                                           1                   1
Accrued Interest Receivable - Note 2                                       1,227               2,005
Prepaid Expenses                                                               2                   4
                                                                      ==========          ==========
TOTAL ASSETS                                                          $  124,911          $  120,347
                                                                      ==========          ==========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                               $      147          $      363
    Reimbursable Administrative Expenses Payable                              29                  57
    Independent General Partners' Fees Payable - Note 9                       40                  66
    Deferred Interest Income - Note 2                                        483                 678
                                                                      ----------          ----------
Total Liabilities                                                            699               1,164
                                                                      ----------          ----------
Partners' Capital - Note 2
    Individual General Partner                                                29                  29
    Managing General Partner                                               3,247               1,932
    Limited Partners (221,745 Units)                                     120,936             117,222
                                                                      ----------          ----------
Total Partners' Capital                                                  124,212             119,183
                                                                      ----------          ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $  124,911          $  120,347
                                                                      ==========          ==========


               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                For the 3 Months Ended
                                                        -------------------------------------
                                                          March 31, 1996      March 31, 1995
                                                        -----------------   -----------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                        $  9,692           $   1,957
Discount                                                             177                 286
Dividends                                                             30                   -
                                                                --------           ---------
    TOTAL INCOME                                                   9,899               2,243
                                                                --------           ---------
EXPENSES:
Investment Advisory Fee - Note 7                                     254                 391
Fund Administration Fee - Note 8                                     170                 201
Legal and Professional Fees                                          550                 144
Reimbursable Administrative Expenses - Note 8                          6                   1
Independent General Partners' Fees and Expenses - Note 9              92                  44
Insurance Expense                                                      1                   1
                                                                --------           ---------
    TOTAL EXPENSES                                                 1,073                 782
                                                                --------           ---------
NET INVESTMENT INCOME                                              8,826               1,461
Net Realized Gain on Investments - Note 4 and Schedule 1           4,264               6,682
Net Change in Unrealized Appreciation (Depreciation)
  on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                      (1,094)            (13,857)
  Nonpublic Securities                                            (6,634)             (2,421)
                                                                --------           ---------
SUBTOTAL                                                          (7,728)            (16,278)
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                       5,362              (8,135)
Less:  Incentive Fee to Managing General Partner                  (1,302)             (4,863)
                                                                --------           ---------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                  $  4,060          $  (12,998)
                                                                ========          ==========

See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                For the Quarters Ended
                                         ----------------------------------
                                          March 31, 1996    March 31, 1995
                                         ---------------- -----------------

FROM OPERATIONS:

Net Investment Income                         $    8,826       $     1,461

Net Realized Gain on Investments                   4,264             6,682

Net Change in Unrealized  Depreciation
  From Investments                                (7,728)          (16,278)
                                              ----------       -----------

Net Increase (Decrease) in Net Assets              5,362            (8,135)
  Resulting from Operations

Cash Distributions to Partners                      (333)           (7,652)
                                              ----------       -----------

Total Increase (Decrease)                          5,029           (15,787)

NET ASSETS:

Beginning of Year                                119,183           166,714
                                              ----------       -----------

End of Period                                  $ 124,212       $   150,927
                                              ==========       ===========



               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           For the 3 Months Ended
                                                      --------------------------------
                                                       March 31, 1996  March 31, 1995
                                                      --------------------------------
Increase in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income               $    10,589        $   1,689
  Legal and Professional Fees                                  (765)            (153)
  Investment Advisory Fee                                      (254)            (391)
  Fund Administration Fee                                      (170)            (201)
  Independent General Partners' Fees and Expenses              (118)             (56)
  Reimbursable Administrative Expenses                          (35)             (39)
  Sale of Temporary Investments, Net                        (27,267)            (470)
  Proceeds from Sales of Portfolio Company                   18,353            7,278
    Investments                                          ----------         --------
  Net Cash Provided by Operating Activities                     333            7,657
                                                         ----------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                               (333)          (7,652)
                                                         ----------         --------
    Net Cash Applied to Financing Activities                   (333)          (7,652)
                                                         ----------         --------
  Net Increase in Cash                                            -                5
  Cash at Beginning of Year                                       1                1
                                                         ----------         --------
   Cash at End of Year                                   $        1         $      6
                                                         ==========         ========

RECONCILIATION OF NET INVESTMENT INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                     $   8,826         $  1,461
                                                          ---------         --------
Adjustments to Reconcile Net Investment Income to
  Net Cash Provided by Operating Activities:
  (Increase) Decrease in Investments                        (13,178)             126
  (Increase) Decrease in Accrued Interest Receivables           690             (554)
  Decrease in Prepaid Expenses                                    1                1
  Decrease in Legal and Professional Fees Payable              (216)              (9)
  Decrease in Reimbursable Administrative Expenses
    Payable                                                     (28)             (38)
  Decrease in Independent General Partners' Fees
    Payable                                                     (26)             (12)
  Net Realized Gain on Sales of Investments                   4,264            6,682
                                                          ---------         --------
Total Adjustments                                            (8,493)           6,196
                                                          ---------         --------
Net Cash Provided by Operating Activities                 $     333         $  7,657
                                                          =========         ========

               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                          Individual       Managing
                                            General        General          Limited
                                            Partner        Partner         Partners         Total
                                         -------------- ---------------  --------------  ------------

For the 3 Months Ended March 31, 1996
Partners' Capital at January 1, 1996           $    29       $   1,932       $ 117,222    $  119,183
Allocation of Net Investment Income                  2           1,322           7,502         8,826
Allocation of Net Realized Gain on                   -              10           4,254         4,264
    Investments
Allocation of Net Change in Unrealized
  Depreciation From Investments                     (2)            (17)         (7,709)       (7,728)
Cash Distributions to Partners                       -               -            (333)         (333)
                                               =======       =========       =========    ==========
Partners' Capital at March 31, 1996            $    29       $   3,247       $ 120,936    $  124,212
                                               =======       =========       =========    ==========





               See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

 Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   ANCHOR ADVANCED PRODUCTS, INC. (b)
$5,867             Anchor Advanced Products, Inc., Sr. Sub. Nt.11.67% due 04/30/00(c)  04/30/90 $  5,867   $  5,867
$7,822             Anchor Advanced Products, Inc., Jr. Sub. Nt.17.5% due 04/30/00(c)   04/30/90    7,822      7,822
162,967 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90    1,548      1,548
247,710 Warrants   Anchor Holdings Inc., Common Stock Purchase Warrants(d)             04/30/90        0          0
                     (26.1% of fully diluted common equity assuming exercise
                       of warrants)                                                               15,237     15,237      12.32

                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90   13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90    4,107      4,107
                     (16.6% of fully diluted common equity)                                       17,144     17,144      13.86

                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90        0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $1,393
                   Repaid 11/15/90                        $1,393
                   Realized Gain                          $    0
                                                                                                       0          0       0.00

             See the Accompanying Notes to the Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares          Investment                                                            Date       Cost(e)  (Note 2)
2,058,474 Shares   FIRST ALERT, INC., (b) Note 5
                   First Alert, Inc., Common Stock(a)(d)                                07/31/92  $ 3,320   $ 13,895
                     (8.1% of fully diluted common equity)
                      $ 10,198 12.5% Sub. Note
                      Purchased 07/31/92                    $10,198
                      Repaid 03/28/94                       $10,198
                      Realized Gain                         $     0
                                                                                                    3,320     13,895    11.23

                   GHIRARDELLI HOLDINGS CORPORATION (b) - Note 14
$4,672             Ghirardelli Holdings Corporation, 13% Subordinated Note
                     due 03/31/02(c)                                                    03/31/92    4,672      4,672
467,200 Shares     Ghirardelli Holdings Corporation, Common Stock(d)                    03/31/92      934        934
73,692 Shares      Ghirardelli Holdings Corporation, Common Stock(d)                    05/12/95      234        234
14,016 Shares      Ghirardelli Holdings Corporation, Series A Preferred Stock(d)        05/12/95    1,402      1,402
                     (9.3% of fully diluted common equity)
                     $7,008 Sr. Bridge Note
                     Purchased 03/31/92                     $7,008
                     Repaid 06/11/92                        $7,008
                     Realized Gain                          $    0
                                                                                                    7,242      7,242     5.86


             See the Accompanying Notes to the Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
  Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                   HILLS STORES COMPANY - Note 5
458,432 Shares     Hills Stores Company, Common Stock(a)(d)                           04/03/90   $30,246    $ 5,386
62,616 Shares      Hills Stores Company, Common Stock(a)(h)                           08/21/95     4,530        736
                     (4.6% of fully diluted common equity)                                        34,776      6,122       4.95

                   PETCO ANIMAL SUPPLIES, INC. (b) - Notes 5,14
175,238 Shares     Petco Animal Supplies, Common Stock(a)(d)(f)                       Various      1,915      5,228
                     (1.3% of fully diluted common equity)
                     $52 14% Sr. Sub. Bridge Notes
                     Purchased various                      $   52
                     Repaid 04/19/91                        $   52
                     Realized Gain                          $    0
                     $1,667 12.5% Sr. Sub. Notes
                     Purchased various                      $1,667
                     Repaid 03/28/94                        $1,667
                     Realized Gain                          $    0
                     120,143 Shares Common Stock
                     Purchased various                      $1,969
                     Sold 04/26/95                          $2,368
                     Realized Gain                          $  399
                     Total Realized Gain                    $  399
                                                                                                   1,915      5,228       4.23



               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  PLAYTEX PRODUCTS, INC. (b) - Note 5
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                          03/29/90  $  5,299   $  2,492
                    (.6% of fully diluted common equity)
                    $7,333 15% Subordinated Note
                    Purchased 03/29/90                      $7,333
                    Sold 09/28/90                           $7,349
                    Realized Gain                           $   16
                    84,870 Shares Common Stock
                    Purchased 03/29/90                      $  282
                    Sold 12/20/91                           $  328
                    Realized Gain                           $   46
                    $7,334 15% Subordinated Note
                    Purchased 03/29/90                      $7,334
                    Sold 02/01/93                           $7,327
                    Realized Loss                           $   (7)
                    Total Net Realized Gain                 $   55
                                                                                                   5,299      2,492         2.01
                  RESTAURANTS UNLIMITED
$6,044            Restaurants Unlimited, 11% Subordinated Note due 06/30/02(c)         06/03/94    6,044      6,044
391,302 Warrants  Restaurants Unlimited, Common Stock Warrants(d)  06/03/94            06/03/94        0          0
                  (2.1% of fully diluted common equity)                                            6,044      6,044         4.89

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
   23,105 Shares  Stanley Furniture Company, Inc.,
                    Common Stock(a)(d)                                                 06/30/91      291        248
                    (0.4% of fully diluted common equity)
                                                                                                     291        248         0.20

TOTAL INVESTMENT IN MANAGED COMPANIES                                                           $ 91,268   $ 73,652        59.55

               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


Principal                                                                                                    Fair       % Of
  Amount/                                                                            Investment Investment   Value      Total
  Shares          Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676     $  693
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94         94
40,057 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                      784        801      0.65

                  FITZ AND FLOYD/SYLVESTRI -Notes 5,6,14
$10,281           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          03/31/93    10,266      2,448
$ 2,419           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          07/30/93     2,414        576
1,511,856 Shares  FF Holding Co., Common Stock (d)                                     03/31/93        15          0
514,636 Shares    FF Holding Co., Common Stock (d)                                     07/30/93         5          0
515,845 Shares    FF Holding Co., Common Stock (d)                                     12/22/94         0          0
                                                                                                   12,700      3,024      2.44
                  FLA. ORTHOPEDICS, INC. - Notes 5,6,12
$4,842            FLA. Acquisition Corp., 12.5% Sub. Nt. due 07/31/99(c)(g)            08/02/93     4,842          0
121,040 Shares    FLA. Holdings, Inc. Common Stock(d)                                  08/02/93     1,513          0
72,624 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         0          0
                                                                                                    6,355          0      0.00

               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

 Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  NATIONAL TOBACCO COMPANY, L.P.
$3,503            National Tobacco Company, 13% Sub. Nt. due 10/15/98(c)              04/14/92  $  3,503     $ 3,503
$  115            National Tobacco Company, 16% Sub. Nt. due 10/15/98(c)(f)           06/30/93       115         115
$  234            National Tobacco Company, Class A Partnership Int.(d)               04/14/92       234         234
                                                                                                   3,852       3,852     3.11

                  SORETOX - Notes 5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)            06/29/95     3,503       2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)        06/29/95     3,128       2,439
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                     06/29/95         0           0
                                                                                                   6,631       5,029     4.07

                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                    $ 30,322     $12,706    10.27

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     65,889      49,806    40.27
                   Partnership Interest                                               04/14/92       234         234     0.19
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     55,467      36,318    29.36

                   TOTAL MEZZANINE INVESTMENTS                                                  $121,590     $86,358    69.82

               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

Principal                                                                                                   Fair      % Of
   Amount/                                                                          Investment Investment   Value      Total
   Shares         Investment                                                          Date       Cost(e)  (Note 2)  Investments
              TEMPORARY INVESTMENTS
              CERTIFICATES OF DEPOSIT AND TIME DEPOSITS
$  605        Banque Nationale de Paris, 5.2% due 04/29/96 - Note 12                 08/18/93 $    605     $   605
              TOTAL INVESTMENT IN C/D'S AND TIME DEPOSITS                                          605         605     0.49

              COMMERCIAL PAPER
$ 10,000      Ford Motor Credit Company, 5.37%, due 04/09/96                         03/25/96    9,978       9,988
$ 10,000      General Electric Credit Corp., 5.37%, due 04/09/96                     03/25/96    9,978       9,988
$  7,050      American General Finance Corp., 5.37%, due 04/09/96                    03/25/96    7,034       7,042
$  9,696      State Streeett Repo, 4.8750%, due 04/01/96                             03/29/96    9,696       9,700

              TOTAL INVESTMENT IN COMMERCIAL PAPER                                              36,686      36,718    29.69

              TOTAL TEMPORARY INVESTMENTS                                                       37,291      37,323    30.18

              TOTAL INVESTMENT PORTFOLIO                                                      $158,881    $123,681   100.00%


(a)     Publicly traded class of securities.
(b)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)     Restricted security.
(d)     Restricted non-income producing equity security.
(e)     Represents original cost and excludes accretion of discount of $20 for Mezzanine Investments and $32 for Temporary Investments.
(f)     Inclusive of receipt of payment-in-kind securities.
(g)     Non-accrual investment status.
(h)     Non-income producing equity security.


               See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                      MARCH 31, 1996
                                          (UNAUDITED)


1.  Organization and Purpose

        ML-Lee Acquisition Fund II, L.P. ("Fund II") (formerly T.H. Lee Acquisition Fund II, L.P.) was formed along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"; together with Fund II referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Funds' operations commenced on November 10, 1989.

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

        The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at March 29, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1996 and December 31, 1995, Fund II has in its portfolio of investments $557,021 and $751,907, respectively, of payment-in-kind notes which excludes $359,662 and $7,637,720, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of March 31, 1996 and December 31, 1995, Fund II has in its portfolio of investments $2,293,457, of payment-in-kind equity.

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

Interim Financial Statements


        The financial information included in this interim report as of March 31, 1996 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1996 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Investment Transactions

     On March 22, 1996 by means of merger of Lee-CST Holding Corp. with an unaffilated third party, Fund II sold its entire investment in CST Office Products ("CST") for total proceeds of $26.5 million. Fund II received an aggregate of $21.1 million for the $6,355,000 principal amount 12% senior subordinated note, the $6,355,000 principal amount 18% junior subordinated note, approximately $7.5 million in principal amount of 15% payment in kind subordinated notes issued with respect thereto, plus all outstanding accrued interest on these notes. Additionally, Fund II received $2.6 million, or $16 per share, for its common stock and $2.8 million, or $15.99 per share, for its common stock purchase warrants. Fund II realized a gain of $4.3 million, and additional interest income of $7.2 million for the payment in kind subordinated notes that were previously classified as non-accrual.

        On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of March 31, 1996, the reserve balance was reduced to $9.9 million due to follow-on investments of $285 in Petco Animal Supplies, $2.4 million in Fitz and Floyd/Silvestri Corporation, $240,060 in Fine Clothing, Inc., $4.5 million in Hills Stores and $1.6 million in Ghirardelli Holdings. Additionally, $6.29 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the three months ended March 31, 1996, Fund II recorded net unrealized depreciation of $7,727,835 (of which $1,094,319 is net unrealized depreciation from publicly traded securities and $6,633,516 is net unrealized depreciation from non-public securities) compared to net unrealized depreciation of $16,277,574 for the same period in 1995. As of March 31, 1996, Fund II's cumulative net unrealized depreciation on investments totaled $35,251,050.

     For additional information, please refer to the Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

6.  Non-Accrual of Investments

    In accordance with Fund II's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

    - Fitz and Floyd/Sylvestri Corporation on January 1, 1994.
    - FLA. Orthopedics, Inc., on January 1, 1995.
    - Stablex Canada, Inc., on June 29, 1995.

7.  Investment Advisory Fee

    The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the three months ended March 31, 1996 and 1995, Fund II paid $254,070 and $390,624, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

    As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and Merrill Lynch & Co.,Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the three months ended March 31, 1996 and 1995, Fund II paid $170,354 and $201,078, respectively, in Fund Administration Fees.

    Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the three months ended March 31, 1996 and 1995, Fund II incurred $6,403 and $604, respectively, in reimbursable expenses.

9. Independent General Partners' Fees and Expenses

    As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the three months ended March 31, 1996 and 1995, Fund II incurred $91,537 and $44,243, respectively, in Independent General Partners' Fees and Expenses.

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

    For the three months ended March 31, 1996 and 1995, Fund II paid $34,749 and $38,153, respectively, to the Fund Administrator for reimbursable out-of-pocket expenses (please refer to Note 8 for further information).

    In the first quarter of 1996, Fund II paid the Individual General Partner distributions totaling $75 and Managing General Partner distributions totaling $752. As of March 31, 1996, the Managing General Partner has earned a total of $18,236,290 in MGP Incentive Fees of which $2,433,083 is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

11. Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants in the action made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the Court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending motion. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraph commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which have now been fully briefed and are currently pending. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

     On November 2, 3 and 4, 1994, stockholders of Snapple Beverage Corp. commenced approximately twenty putative class actions in the Delaware Chancery Court, purportedly on behalf of all public stockholders of Snapple, against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., and some or all of Snapple's directors. Since then, the plaintiffs have filed a Consolidated Amended Complaint against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., some or all of Snapple's directors and Quaker Oats. The complaint alleges that the sale of Snapple to Quaker Oats was at an unfair price and in violation of the defendants' fiduciary duties to public stockholders. The plaintiffs sought an injunction against the merger transaction, an accounting for any damages suffered by the public stockholders, and attorneys' fees and related expenses. The Court on November 15, 1994, denied plaintiffs application to take expedited discovery and request to schedule a preliminary injunction hearing. In April 1996, the parties filed a Stipulation of Dismissal with the Court. The Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements.

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, the outcome of this case is not determinable at this time.


12. Commitments

    On August 2, 1993, Fund II established a letter of credit from Banque Nationale de Paris in favor of FLA. Orthopedics, a Non-Managed portfolio company. Fund II posted as collateral a $605,200 Banque Nationale de Paris certificate of deposit which pays an interest rate of 5.2%. If the commitment is drawn upon, Fund II will receive additional subordinated notes and equity of FLA. Orthopedics. The letter of credit expired on May 1, 1996.

13. Income Taxes (Statement of Financial Accounting Standards No. 109)

    No provision for income taxes has been made since all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax basis of Fund II's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1995, the tax basis of Fund II's assets are less than the amounts reported in the financial statements by $25,133,719. This difference is primarily attributable to net unrealized appreciation on investments which has not been recognized for tax purposes.

14. Subsequent Events

     On March 20, 1996, Petco Animal Supplies announced a 3-for-2 stock split effective April 15, 1996. On April 4, 1996, Petco filed a registration statement with the Securities and Exchange Commission for an offering of 3,333,333 shares of Common Stock, which has been adjusted to 5 million shares as a result of the stock split. Of the 5 million post-split shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including Fund II. The offering was effected on April 30, 1996 and Fund II sold its entire investment in Petco, which consisted of 175,238 shares of Common Stock and received net proceeds of $4,794,457 or $27.36 per share. Fund II realized a gain of $2,879,333 on the sale.

     Operating performance at Fitz & Floyd/Silvestri, Corp. ("Fitz & Floyd"), a Non-Managed Company in Fund II's portfolio, while improving from 1994 has fallen substantially below plan. On March 29, 1996, Fitz & Floyd filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, and continued operating the business as debtor-in-possession. The Investment Adviser, Fitz & Floyd management and the senior lender, CIT, are working to restructure the company. As a result of such filing, Fund II has agreed to guarantee its pro-rata share of up to $4,000,000 of debtor-in-posession financing for Fitz & Floyd.

        On April 1, 1996, Fund II sold its entire investment in Ghirardelli Holdings Corp. ("Ghirardelli") to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. Fund II received net proceeds from the sale of $9,514,184, which consisted of $4,931,815 as prepayment for the 13% Subordinated Note (including $104,082 of accrued interest), $3,052,117 for the common stock and $1,530,251 for the preferred stock (including $26,475 of accrued dividends). The sale resulted in a realized gain of $2,168,502 to Fund II.

     On April 26, 1996, the Individual General Partners approved a special second quarter 1996 cash distribution totaling $9,409,747 which represents net distributable capital proceeds from the sale of Ghirardelli (the "Ghirardelli Distribution") on April 1, 1996 (including a return of capital of $7,240,150). The total amount distributed to the Limited Partners of record as of April 1, 1996 was $9,386,466 or $42.33 per Unit, which was distributed on May 3, 1996. The Managing General Partner received a total of $21,164 with respect to its interest in Fund II. Thomas H. Lee, as an Individual General Partner, received $2,117 with respect to his interest in Fund II.

     On April 26, 1996, the Individual General Partners approved the first quarter 1996 cash distribution totaling $27,591,317 which represents net distributable capital proceeds of $18,352,595 from the sale of CST (which includes return of capital of $14,013,634) net investment income of $9,135,343 from Mezzanine Investments and $103,379 income from Temporary Investments. The total amount distributed to the Limited Partners was $22,181,152 or $100.03 per Unit, which was distributed on May 3, 1996. The Managing General Partner received a total of $50,015 with respect to its interest in Fund II and $5,355,148 in performance incentive fees (of which $3,734,771 was a Deferred Distribution payment as defined in Note 10). Thomas H. Lee, as an Individual General Partner, received $5,002 with respect to his interest in Fund II. Subsequent to the payment of this distribution and the Ghirardelli Distribution described above, the remaining Deferred Distribution Amount is $650,551.

                                            SCHEDULE 1
                                 ML-LEE ACQUISITION FUND II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                               FOR THE 3 MONTHS ENDED MARCH 31, 1996
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)


                                                                 Investment                            Realized
SECURITY                                    Number of Shares        Cost          Net Proceeds           Gain
- -----------------------------------------  ------------------------------------  ---------------    --------------


CST Office Products, Inc.
    Common Stock                                    162,949           $  1,304         $  2,607          $  1,303
    Subordinated Notes                        $      12,710             12,710           12,837               127
    Purchase Warrants                               177,207                  -            2,834             2,834
                                                                      --------         --------          --------
Total                                                                 $ 14,014         $ 18,278          $  4,264
                                                                      ========         ========          ========





                                                   SCHEDULE 2
                                         ML-LEE ACQUISITION FUND II, L.P.
                           SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                       FOR THE PERIOD ENDED MARCH 31, 1996
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                              Total Unrealized
                                                               Appreciation/         Total Unrealized     Total Unrealized
                                                               (Depreciation)         Appreciation/         Appreciation/
                                       Investment   Fair    for the quarter ended     (Depreciation)       (Depreciation)
SECURITY                                 Cost      Value       March 31, 1996       December 31, 1995      March 31, 1996
- -------------------------------------- ---------- --------- ---------------------  --------------------- --------------------
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert
  Common Stock *                         $ 3,320  $ 13,895           $    (3,860)         $     14,434       $       10,574
Hills Stores
  Common Stock *                          34,776     6,122                   977               (29,631)             (28,654)
Petco
  Common Stock *                           1,915     5,228                 1,811                 1,502                3,313
Playtex
  Common Stock *                           5,299     2,492                   (86)               (2,721)              (2,807)
Stanley
  Common Stock *                             291       248                    64                  (106)                 (42)
                                                                     -----------         -------------       --------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                                  $    (1,094)        $     (16,522)      $      (17,616)
                                                                     -----------         -------------       --------------

NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock *                              20         -                     -                   (20)                 (20)
  Adjusted Rate Senior Note *             10,266     3,024                (6,634)                (3,025)              (9,659)
FLA. Orthopedics, Inc.
  Common Stock*                            1,513         -                     -                (1,513)              (1,513)
  Subordinated Note                        4,842         -                     -                (4,842)              (4,842)
Stablex Canada Inc.
  Subordinated Notes*                      6,631     5,029                     -                (1,602)              (1,602)
                                                                     -----------         -------------       --------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC
  SECURITIES                                                         $    (6,634)        $     (11,002)      $      (17,636)
                                                                     -----------         -------------       --------------
NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                                     $    (7,728)        $     (27,524)      $      (35,252)
                                                                     ===========         =============       ==============
* Restricted security.


Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations


Liquidity & Capital Resources

    As of March 31, 1996, capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on December 20, 1989. Net proceeds which were available for investment to Fund II as of March 31, 1996 were $147,150,822, after adjusting for returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.


    At March 31, 1996, Fund II had outstanding a total of $121,588,918 invested in Mezzanine Investments representing $91,267,776 Managed and $30,321,142 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than two months.

        Fund II invested substantially all of its net proceeds in Mezzanine Investments, consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. Fund II's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. Fund II was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of Fund II's investment period terminated at various times through December 18, 1993.

     Upon the consummation of the sale of Snapple Common Stock in December, 1994, Fund II received proceeds of approximately $68 million. As provided by the Partnership Agreement, the Managing General Partner of Fund II received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved. The Managing General Partner was entitled to an incentive MGP distribution of approximately $14.8 million, $4.86 million of which was deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement. This Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. The Limited Partners received approximately $58.3 million or $263.08 per Unit from the Snapple proceeds on December 14, 1994. Following the distributions of proceeds from the sale of CST Office Products and Ghirardelli as described in Note 14 to the Financial Statements, as of May 15, 1996, the Deferred Distribution Amount owed to the Managing General Partner was $650,551.

        On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of March 31, 1996, the reserve balance was reduced to $9.9 million due to follow-on investments of $285 in Petco Animal Supplies, $2.4 million in Fitz and Floyd/Silvestri Corporation, $240,060 in Fine Clothing, Inc., $4.5 million in Hills Stores and $1.6 million in Ghirardelli Holdings. Additionally, $6.29 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

        All net proceeds from the sale of Mezzanine Investments received by Fund II in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.

        The proportion of distributions provided by net investment income has dropped significantly from prior years due primarily to increased sales and redemptions of Mezzanine Investments and the resulting decrease in investment income as those holdings cease to generate interest income. Pursuant to the terms of the Partnership Agreement, all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of future cash distributions to Limited Partners will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash, which are estimated to be less than one dollar per Limited Partnership Unit each quarter. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

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

        Although Fund II cannot eliminate the risks associated with its investments in High-Yield Securities, it has established risk management policies. Fund II subjected each prospective investment to rigorous analysis and made only those investments that were recommended by the Investment Adviser and that met Fund II's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. Fund II's investments were measured against specified Fund II investment and performance guidelines. To limit the exposure of Fund II's capital in any single issuer, Fund II limited the amount of its investment in a particular issuer. Fund II's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

        Certain issuers of Securities held by Fund II (First Alert, Hills, Petco, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II (other than Hills and Stanley Furniture) were not registered in these offerings, Fund II has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least three years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

    For the three months ended March 31, 1996, Fund II had investment income of $9,898,813, as compared to $2,242,722 for the same period in 1995. The increase of $7,655,591 in 1996 investment income as compared to 1995 is due to the recognition of previously unrecorded interest income of payment-in-kind securities related to the sale of CST Office Products, Inc.

        Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Administrative Expenses.

        Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the three months ended March 31, 1996 and 1995 were $550,035 and $144,631, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the quarter ended March 31, 1996 and 1995 was $254,070 and $390,624, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. The decrease in the Investment Advisory Fee is primarily the result of returns of capital distributed to Limited Partners. Additionally, in accordance with a Court approved settlement in August 1995, Fund II is required, for Investment Advisory Fee and Fund Administration Fee calculation purposes only, to consider a realized loss on the original investment in Hills Stores. The loss is calculated as the difference between the original cost of the Hills Note that was held by Fund II and the market value of Hills stock as of August 10, 1995. As a result of this calculation, which became effective in October 1995, the Investment Advisory Fee is expected to decrease by approximately $50,000 per quarter.

        The Fund Administration Fee paid to the Fund Administrator for the quarter ended March 31, 1996 and 1995 was $170,354 and $201,078, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions.

        Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the quarter ended March 31, 1996 and 1995, Fund II had reimbursable expenses of $6,403 and $604, respectively.

        For the three months ended March 31, 1996, Fund II had net investment income of $8,825,346 as compared to $1,460,371 for the same period in 1995. The increase of $7,364,975 in 1996 net investment income as compared to 1995 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc., partially offset by higher Legal and Professional Fees.

Net Assets

    Fund II's net assets increased by $5,028,298 during the three months ended March 31, 1996, due to the payment of cash distributions to partners of $333,445 and net unrealized depreciation of $7,727,835, partially offset by realized gains from the sale of CST Office Products, Inc. of $4,264,232 and net investment income of $8,825,346. This compares to the decrease in net assets of $15,786,779 for the three months ended March 31, 1995 resulting from the payment of cash distributions to partners of $7,651,674 ($595,886 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $16,277,574, partially offset by net investment income of $1,460,371 and realized gains from investments of $6,682,098.

Unrealized Appreciation and Depreciation on Investments

    For the three months ended March 31, 1996, Fund II recorded net unrealized depreciation of $7,727,835 (of which $1,094,319 is net unrealized depreciation from publicly traded securities and $6,633,516 is net unrealized depreciation from non-public securities) compared to net unrealized depreciation of $16,277,574 for the same period in 1995. As of March 31, 1996, Fund II's cumulative net unrealized depreciation on investments totaled $35,251,050.

    Fund II's valuation of the Common Stock of First Alert, Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at March 29, 1996.

         The Managing General Partner and the Investment Adviser review the valuation of Fund II's portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Advisor believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

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

        The First Alert, Petco, Hills (in part), Playtex and Stanley Furniture securities held by Fund II are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Fund II may be considered an affiliate of First Alert and Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies, under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Petco, Playtex and Stanley Furniture securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

        For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

Realized Gains and Losses

    For the three months ended March 31, 1996, Fund II had net realized gains from the sale of CST Office Products, Inc. of $4,264,232, as compared to $6,682,098 for the same period in 1995.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1).

Cash Distributions

     On April 26, 1996, the Individual General Partners approved the first quarter 1996 cash distribution totaling $27,591,317 which represents net distributable capital proceeds of $18,352,595 from the sale of CST (which includes return of capital of $14,013,634) net investment income of $9,135,343 from Mezzanine Investments and $103,379 income from Temporary Investments. The total amount distributed to the Limited Partners was $22,181,152 or $100.03 per Unit, which was distributed on May 3, 1996. The Managing General Partner received a total of $50,015 with respect to its interest in Fund II and $5,355,148 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $5,002 with respect to his interest in Fund II.

        On April 26, 1996, the Individual General Partners approved a special second quarter 1996 cash distribution totaling $9,409,747 which represents net distributable capital proceeds from the sale of Ghirardelli on April 1, 1996 (which includes return of capital of $7,240,150). The total amount distributed to the Limited Partners of record as of April 1, 1996 was $9,386,466 or $42.33 per Unit, which was distributed on May 3, 1996. The Managing General Partner received a total of $21,164 with respect to its interest in Fund II. Thomas H. Lee, as an Individual General Partner, received $2,117 with respect to his interest in Fund II.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1996.

     (b) Reports on form 8-K: None

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1996.

                        ML-LEE ACQUISITION FUND II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: May 15, 1996       /s/  Audrey Bommer
                               Audrey Bommer
                               Vice President and Treasurer
                               (Chief Financial Officer)


Dated: May 15, 1996       /s/  Roger F. Castoral, Jr.
                               Roger F. Castoral, Jr.
                               Assistant Treasurer
                               (Principal Accounting Officer)

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1996.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments II, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner




Dated: May 15, 1996
                          Audrey Bommer
                          Vice President and Treasurer
                          (Chief Financial Officer)




Dated: May 15, 1996
                          Roger F. Castoral, Jr.
                          Assistant Treasurer
                          (Principal Accounting Officer)