Form 10-Q
period 1996-06-30
ML LEE ACQUISITION FUND II L P
filed 1996-08-14
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 1996

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1996 and December 31, 1995

Statements of  Operations - For the Three and Six Months Ended
 June 30, 1996 and 1995

Statements of Changes in Net Assets - For the Six Months Ended
 June 30, 1996 and 1995

Statements of Cash Flows - For the Six Months Ended
 June 30, 1996 and 1995

Statement of Changes in Partners' Capital at June 30, 1996

Schedule of Portfolio Investments - June 30, 1996

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses -(Schedule 1)

Supplemental Schedule of Unrealized Appreciation and
Depreciation - (Schedule 2 )


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Part II.  Other Information

                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                                                                 June 30, 1996       December 31, 1995
                                                                                  (Unaudited)
                                                                                 -------------       -----------------

ASSETS:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $82,111
      at June 30, 1996 and $105,477 at December 31, 1995)                        $      54,753       $          88,955
    Non-Managed Companies (amortized cost $26,492
      at June 30, 1996 and $30,341 at December 31, 1995)                                 8,859                  19,340
    Temporary Investments, at amortized cost (cost $20,710
    at June 30, 1996 and $10,024 at December 31, 1995)                                  20,747                  10,042
Cash                                                                                         1                       1
Accrued Interest Receivable - Note 2                                                       942                   2,005
Prepaid Expenses                                                                             1                       4
                                                                                 -------------       -----------------
TOTAL ASSETS                                                                     $      85,303       $         120,347
                                                                                 =============       =================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                          $         252       $             363
    Reimbursable Administrative Expenses Payable                                            60                      57
    Independent General Partners' Fees Payable - Note 9                                     41                      66
    Deferred Interest Income - Note 2                                                      398                     678
                                                                                 -------------       -----------------
Total Liabilities                                                                          751                   1,164
                                                                                 -------------       -----------------

Partners' Capital - Note 2
    Individual General Partner                                                              22                      29
    Managing General Partner                                                             1,877                   1,932
    Limited Partners (221,745 Units)                                                    82,653                 117,222
                                                                                 -------------       -----------------
Total Partners' Capital                                                                 84,552                 119,183
                                                                                 -------------       -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                          $      85,303       $         120,347
                                                                                 =============       =================

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the Three Months Ended            For the Six Months Ended
                                                                ------------------------------       -----------------------------
                                                                June 30, 1996    June 30, 1995       June 30, 1996   June 30, 1995
                                                                -------------    -------------       -------------   -------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                        $      1,340     $       1,375       $      11,032   $       3,332
Discount and Dividend Income                                             372               262                 579             549
                                                                ------------     -------------       -------------   -------------
    TOTAL INCOME                                                       1,712             1,637              11,611           3,881
                                                                ------------     -------------       -------------   -------------
EXPENSES:
Investment Advisory Fee - Note 7                                         264               393                 518             783
Fund Administration Fee - Note 8                                         173               202                 343             403
Legal and Professional Fees                                              421               246                 971             391
Reimbursable Administrative Expenses - Note 8                             61                80                  67              80
Independent General Partners' Fees and Expenses - Note 9                  61                46                 153              80
Insurance Expense                                                          1                 1                   2               2
                                                               -------------     -------------       -------------   -------------
    TOTAL EXPENSES                                                       981               968               2,054           1,739
                                                               -------------     -------------       -------------   -------------

NET INVESTMENT INCOME                                                    731               669               9,557           2,142
Net Realized Gain on Investments - Note 4 and Schedule 1               6,353               399              10,617           7,081
Net Change in Unrealized Appreciation (Depreciation)
  on Investments: Note 5 and Schedule 2
Publicly Traded Securities                                            (9,742)           11,305             (10,836)         (2,552)
  Nonpublic Securities                                                     -                 -              (6,634)         (2,421)
                                                               -------------      ------------       -------------   -------------
SUBTOTAL                                                              (9,742)           11,305             (17,470)         (4,973)
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                          (2,658)           12,373               2,704           4,250
Less:  Earned Incentive Fees to Managing General Partner              (2,444)           (1,054)             (5,366)         (3,810)
                                                               -------------      ------------       -------------   -------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                 $      (5,102)     $     11,319       $      (2,662)  $         440
                                                               =============      ============       =============   =============

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         For the Six Months Ended
                                                                    ----------------------------------
                                                                    June 30, 1996         June 30, 1995
                                                                    -------------         -------------

FROM OPERATIONS:

Net Investment Income                                               $       9,557         $       2,142

Net Realized Gain on Investments                                           10,617                 7,081

Net Change in Unrealized  Depreciation
  From Investments                                                        (17,470)               (4,973)
                                                                    -------------         -------------

Net Increase (Decrease) in Net Assets                                       2,704                 4,250
  Resulting from Operations

Cash Distributions to Partners                                            (37,335)              (14,384)
                                                                    -------------         -------------

Total Decrease                                                            (34,631)              (10,134)

NET ASSETS:

Beginning of Year                                                         119,183               166,714
                                                                    -------------         -------------

End of Period                                                       $      84,552         $     156,580
                                                                    =============         =============

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   For the Six Months Ended
                                                                             -------------------------------------
                                                                             June 30, 1996           June 30, 1995
Increase in Cash and Cash Equivalents                                        --------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                    $      12,605           $       4,217
  Legal and Professional Fees                                                       (1,081)                   (351)
  Investment Advisory Fee                                                             (518)                   (783)
  Fund Administration Fee                                                             (343)                   (403)
  Independent General Partners' Fees and Expenses                                     (178)                   (104)
  Reimbursable Administrative Expenses                                                 (63)                   (107)
  Sale of Temporary Investments, Net                                               (11,291)                  3,904
  Proceeds from Sales of Portfolio Company Investments                              38,204                   9,646
  Purchase of Portfolio Company Investments                                              -                  (1,635)
                                                                             -------------           -------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                       37,335                  14,384
                                                                             -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                   (37,335)                (14,384)
                                                                             -------------           -------------
    NET CASH APPLIED TO FINANCING ACTIVITIES                                       (37,335)                (14,384)
                                                                             -------------           -------------
  Net Increase in Cash                                                                   -                       -
  Cash at Beginning of Year                                                              1                       1
                                                                             -------------           -------------
   CASH AT END OF THE PERIOD                                                 $           1           $           1
                                                                             =============           =============

                    RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                        $       9,557           $       2,142
                                                                             -------------           -------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Decrease in Investments                                                           16,297                   4,834
  Decrease in Accrued Interest Receivables                                             994                     336
  Decrease in Prepaid Expenses                                                           3                       2
  (Decrease) Increase in Legal and Professional Fees Payable                          (110)                     12
  Increase in Reimbursable Administrative Expenses Payable                               3                       -
  Decrease in Independent General Partners' Fees Payable                               (26)                    (23)
  Net Realized Gain on Sales of Investments                                         10,617                   7,081
                                                                             -------------           -------------
TOTAL ADJUSTMENTS                                                                   27,778                  12,242
                                                                             -------------           -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $      37,335           $      14,384
                                                                             =============           =============

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                             Individual       Managing
                                                General        General         Limited
                                                Partner        Partner        Partners         Total
                                               --------       --------        --------      --------

For the Six Months Ended June 30, 1996
Partners' Capital at January 1, 1996           $     29       $  1,932        $117,222      $119,183
Allocation of Net Investment Income                   2          2,566           6,989         9,557
Allocation of Net Realized Gain on
    Investments                                       2          2,846           7,769        10,617
Allocation of Net Change in Unrealized
  Depreciation From Investments                      (4)           (39)        (17,427)      (17,470)
Cash Distributions to Partners                       (7)        (5,428)        (31,900)      (37,335)
                                               --------       --------        --------      --------
Partners' Capital at June 30, 1996             $     22       $  1,877        $ 82,653      $ 84,552
                                               ========       ========        ========      ========

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

 Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   ANCHOR ADVANCED PRODUCTS, INC. (b)
$5,867             Anchor Advanced Products, Inc., Sr. Sub. Nt.11.67% due 04/30/00(c)  04/30/90 $   5,867   $  5,867
$7,822             Anchor Advanced Products, Inc., Jr. Sub. Nt.17.5% due 04/30/00(c)   04/30/90     7,822      7,822
162,967 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90     1,548      1,548
247,710 Warrants   Anchor Holdings Inc., Common Stock Purchase Warrants(d)             04/30/90         0          0
                     (26.1% of fully diluted common equity assuming exercise
                       of warrants)                                                                15,237     15,237      18.06

                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90    13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90     4,107      4,107
                     (16.6% of fully diluted common equity)                                        17,144     17,144      20.32

                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90         0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $1,393
                   Repaid 11/15/90                        $1,393
                   Realized Gain                          $    0
                                                                                                        0          0       0.00
2,058,474 Shares   FIRST ALERT, INC., (b) Note 5
                   First Alert, Inc., Common Stock(a)(d)                                07/31/92  $ 3,320   $  8,234
                     (8.1% of fully diluted common equity)
                      $ 10,198 12.5% Sub. Note
                      Purchased 07/31/92                    $10,198
                      Repaid 03/28/94                       $10,198
                      Realized Gain                         $     0
                                                                                                    3,320      8,234       9.76

                   HILLS STORES COMPANY - Note 5
458,432 Shares     Hills Stores Company, Common Stock(a)(d)                             04/03/90   30,246      4,068
62,616 Shares      Hills Stores Company, Common Stock(a)(h)                             08/21/95    4,530        556
                     (4.6% of fully diluted common equity)                                         34,776      4,624       5.48



See the Accompanying Notes to the Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  PLAYTEX PRODUCTS, INC. (b) - Note 5
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                          03/29/90   $  5,299   $  3,222
                    (.6% of fully diluted common equity)
                    $7,333 15% Subordinated Note
                    Purchased 03/29/90                      $7,333
                    Sold 09/28/90                           $7,349
                    Realized Gain                           $   16
                    84,870 Shares Common Stock
                    Purchased 03/29/90                      $  282
                    Sold 12/20/91                           $  328
                    Realized Gain                           $   46
                    $7,334 15% Subordinated Note
                    Purchased 03/29/90                      $7,334
                    Sold 02/01/93                           $7,327
                    Realized Loss                           $   (7)
                    Total Net Realized Gain                 $   55
                                                                                                    5,299      3,222         3.82
                  RESTAURANTS UNLIMITED
$6,044            Restaurants Unlimited, 11% Subordinated Note due 06/30/02(c)         06/03/94     6,044      6,044
391,302 Warrants  Restaurants Unlimited, Common Stock Warrants(d)  06/03/94            06/03/94         0          0
                  (2.1% of fully diluted common equity)                                             6,044      6,044         7.16

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
23,105 Shares     Stanley Furniture Company, Inc.,
                    Common Stock(a)(d)                                                 06/30/91       291        248
                    (0.4% of fully diluted common equity)
                                                                                                      291        248         0.30

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 82,111   $ 54,753        64.90

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676     $  698
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94         94
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                      784        806         0.96

                  FITZ AND FLOYD/SYLVESTRI -Notes 5,6
$10,281           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          03/31/93    10,266      2,448
$ 2,419           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          07/30/93     2,414        576
1,511,856 Shares  FF Holding Co., Common Stock (d)                                     03/31/93        15          0
514,636 Shares    FF Holding Co., Common Stock (d)                                     07/30/93         5          0
515,845 Shares    FF Holding Co., Common Stock (d)                                     12/22/94         0          0
                                                                                                   12,700      3,024         3.58
                  FLA. ORTHOPEDICS, INC. - Notes 5,6,13
$4,842            FLA. Acquisition Corp., 12.5% Sub. Nt. due 07/31/99(c)(g)            08/02/93     4,842          0
121,040 Shares    FLA. Holdings, Inc. Common Stock(d)                                  08/02/93     1,513          0
72,624 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         0          0
                                                                                                    6,355          0         0.00

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

 Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  SORETOX - Notes 5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)            06/29/95  $  3,503     $ 2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)        06/29/95     3,128       2,439
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                     06/29/95         0           0
                                                                                                   6,631       5,029     5.96

                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                    $ 26,470     $ 8,859    10.50

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     57,599      41,521    49.22
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     50,982      22,091    26.18

                   TOTAL MEZZANINE INVESTMENTS                                                  $108,581     $63,612    75.40

                  TEMPORARY INVESTMENTS

                  TIME DEPOSIT
$   133           State Street Repurchase Agreement, 2.75% due 07/01/96               06/28/96       133         133

                  TOTAL INVESTMENT IN TIME DEPOSITS                                                  133         133      .16

                  COMMERCIAL PAPER
$ 5,810           IBM Corp., 5.32%, due 07/03/96                                      06/18/96     5,797       5,808
$10,000           Ford Motor Credit Corp., 5.27%, due 07/03/96                        06/19/96     9,980       9,997
$ 4,810           American General Finance Corp., 5.25%, due 07/03/96                 06/19/96     4,800       4,809


                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                            20,577      20,614    24.44

                  TOTAL TEMPORARY INVESTMENTS                                                     20,710      20,747    24.60

                  TOTAL INVESTMENT PORTFOLIO                                                    $129,291    $ 84,359   100.00%


(a)     Publicly traded class of securities.
(b)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)     Restricted security.
(d)     Restricted non-income producing equity security.
(e)     Represents original cost and excludes accretion of discount of $22 for Mezzanine Investments and $37 for Temporary Investments.
(f)     Inclusive of receipt of payment-in-kind securities.
(g)     Non-accrual investment status.
(h)     Non-income producing equity security.

See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                      JUNE 30, 1996
                                       (UNAUDITED)


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

     Fund II will terminate no later than January 5, 2000, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of Fund II. Following such time periods, Fund II will have five additional years to liquidate its remaining investments.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at June 30, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1996 and December 31, 1995, Fund II has in its portfolio of investments $441,900 and $751,907, respectively, of payment-in-kind notes which excludes $734,702 and $7,637,720, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of June 30, 1996 and December 31, 1995, Fund II has in its portfolio of investments $29,059 and $2,293,457, respectively, of payment-in-kind equity.

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

Interim Financial Statements


        The financial information included in this interim report as of June 30, 1996 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1996 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Investment Transactions

     On March 22, 1996 by means of merger of Lee-CST Holding Corp. with an unaffilated third party, Fund II sold its entire investment in CST Office Products ("CST") for total proceeds of $26.5 million. Fund II received an aggregate of $21.1 million for the $6,355,000 principal amount 12% senior subordinated note, the $6,355,000 principal amount 18% junior subordinated note, approximately $7.5 million in principal amount of 15% payment in kind subordinated notes issued with respect thereto, plus all outstanding accrued interest on these notes. Additionally, Fund II received $2.6 million, or $16 per share, for its common stock and $2.8 million, or $15.99 per share, for its common stock purchase warrants. Fund II realized a gain of $4.3 million and additional interest income of $7.2 million for the payment-in-kind subordinated notes that were previously classified as non-accrual.

     On March 20, 1996, Petco Animal Supplies announced a 3-for-2 stock split effective April 15, 1996. On April 4, 1996, Petco filed a registration statement with the Securities and Exchange Commission for an offering of 3,333,333 shares of Common Stock, which was adjusted to 5 million shares as a result of the stock split. Of the 5 million post-split shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including Fund II. The offering was effected on April 30, 1996 and Fund II sold its entire investment in Petco, which consisted of 175,238 shares of Common Stock and received net proceeds of $4,794,457 or $27.36 per share. Fund II realized a gain of $2,879,333 on the sale.

     On April 1, 1996, Fund II sold its entire investment in Ghirardelli Holdings Corp. ("Ghirardelli") to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. Fund II received net proceeds from the sale of $9,514,184, which consisted of $4,931,815 as prepayment for the 13% Subordinated Note (including $77,607 of accrued interest), $3,052,117 for the common stock and $1,530,251 for the preferred stock (including $26,475 of accrued dividends). The sale resulted in a realized gain of $2,168,502 to Fund II.

     On May 17, 1996, pursuant to a Redemption and Repurchase Agreement with National Tobacco Company, a Non-Managed Company in Fund II's portfolio, and certain existing lenders, Fund II received net proceeds of $5,218,585 from the repayment and redemption of its investment in National Tobacco. In connection with the Agreement, National Tobacco prepaid the Subordinated Notes, plus all accrued and unpaid interest, and redeemed the partnership interest in National Tobacco held by Fund II. Fund II recognized a gain of $1,304,801 from the transaction.

        On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of June 30, 1996, the reserve balance was reduced to $9.9 million due to follow-on investments of $285 in Petco Animal Supplies, $2.4 million in Fitz and Floyd/Silvestri Corporation, $240,060 in Fine Clothing, Inc., $4.5 million in Hills Stores and $1.6 million in Ghirardelli Holdings. Additionally, $6.29 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. As of June 13, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the six months ended June 30, 1996, Fund II recorded net unrealized depreciation of $17,469,030 as compared to net unrealized depreciation of $4,972,877 for the same period in 1995. As of June 30, 1996, Fund II's cumulative net unrealized depreciation on investments totaled $44,992,291.

     For the three months ended June 30, 1996, Fund II recorded net unrealized depreciation of $9,741,195 as compared to net unrealized appreciation of
$11,304,697   recorded  for  the  comparable   priod  of  1995.  For  additional
information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

6.  Non-Accrual of Investments

    In accordance with Fund II's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

    - Fitz and Floyd/Sylvestri Corporation on January 1, 1994.
    - FLA. Orthopedics, Inc., on January 1, 1995. (See Note 13)
    - Stablex Canada, Inc., on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. For the six months ended June 30, 1996 and 1995, Fund II paid $518,234 and $783,300, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P. For the three months ended June 30, 1996 and 1995, Fund II paid $264,164 and $392,676, respectively, in Investment Advisory Fees.


8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the six months ended June 30, 1996 and 1995, Fund II paid $342,979 and $402,618, respectively, in Fund Administration Fees. For the three months ended June 30, 1996 and 1995, Fund II paid $172,625 and $201,540, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1996 and 1995, Fund II incurred $66,847 and $80,134, respectively, in reimbursable expenses. For the three months ended June 30, 1996 and 1995, Fund II incurred $60,444 and $79,530, respectively, in reimbursable expenses.


9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the six months ended June 30, 1996 and 1995, Fund II incurred $153,111 and $80,483, respectively, in Independent General Partners' Fees and Expenses. For the three months ended June 30, 1996, Fund II incurred $61,574 in Independent General Partners Fees and Expenses as compared to $45,825 for the same period in 1995.


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

     During the six month period ending June 30, 1996, Fund II paid the Individual General Partner distributions totaling $7,193 and Managing General Partner distributions totaling $5,427,079 (which includes $5,355,148 of incentive fees). As of June 30, 1996, the Managing General Partner has earned a total of $22,300,349 in MGP Incentive Fees of which $1,721,146 is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

11. Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated June 30, 1994, the Court granted in part and denied in part the motions to dismiss. Additionally, by its June 30, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending motion. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraph commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

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

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. Defendants moved to dismiss the complaint, which motion is pending. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, the outcome of this case is not determinable at this time.

12. Income Taxes (Statement of Financial Accounting Standards No. 109)

    No provision for income taxes has been made since all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax basis of Fund II's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1995, the tax basis of Fund II's assets are less than the amounts reported in the financial statements by $25,133,719. This difference is primarily attributable to net unrealized appreciation on investments which has not been recognized for tax purposes.

13. Subsequent Events

     On July 29, 1996, the Individual General Partners approved the Second Quarter 1996 cash distribution totalling $11,494,951, which consisted of $4,465,904 as return of capital and $5,977,101 of distributable capital gains from the sales of Petco Animal Supplies and National Tobacco, $330,353 of net income from temporary investments and $721,593 of net investment income from Mezzanine Investments during the second quarter. The total amount to be distributed to Limited Partners is $10,745,763 or $48.46 per Unit. The Managing General Partner will receive $24,230, which represents their interest in Fund II and $722,535 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, will receive $2,423 which represents his interest in Fund II. This cash distribution is expected to be paid on August 14, 1996.

     On August 2, 1996, Fund II entered into a Stock Purchase and Settlement Agreement with Florida Orthopedics Inc. and various other affiliated entities.
In  connection  with  this  agreement,  Fund  II  (I) surrrendered   its  12.5%
subordinated note and, (II) exchanged all of its common stock and common stock purchase warrants for the issuance of new preferred equity and new common stock purchase warrants. Fund II expects to realize a loss of approximately $4.8 million on the subordinated note surrendered.

                                             SCHEDULE 1
                                  ML-LEE ACQUISITION FUND II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                              FOR THE 3 AND 6 MONTHS ENDED JUNE 30, 1996
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                     Par Value        Investment                         Realized
SECURITY                                      Number of Shares              Cost       Net Proceeds          Gain
- --------                                      ----------------       -----------       ------------      --------
FOR THE THREE MONTHS ENDED MARCH 31, 1996

CST Office Products, Inc.     Common Stock             162,949       $     1,304       $      2,607      $  1,303
                              Notes                  $  12,710            12,710             12,837           127
                              Warrants                 177,207                 -              2,834         2,834
                                                                     -----------       ------------      --------
TOTAL FOR THE THREE MONTHS ENDED MARCH 31, 1996                      $    14,014       $     18,278      $  4,264
                                                                     -----------       ------------      --------

FOR THE THREE MONTHS ENDED JUNE 30, 1996

Ghirardelli Holding Corp.     Notes                  $   4,672             4,672              4,854           182
                              Common Stock             540,892             1,168              3,052         1,884
                              Preferred Stock           14,016             1,402              1,505           103

Petco Animal Supplies         Common Stock             175,238             1,915              4,794         2,879

National Tobacco Company, LP  Notes                  $   3,618             3,618              4,843         1,225
                              Partnership Interest     233,550               234                314            80
                                                                     -----------       ------------      --------
TOTAL FOR THE THREE MONTHS ENDED JUNE 30, 1996                       $    13,009       $     19,362      $  6,353
                                                                     -----------       ------------      --------
TOTAL FOR THE SIX MONTHS ENDED JUNE 30, 1996                         $    27,023       $     37,640      $ 10,617
                                                                     ===========       ============      ========





                                                   SCHEDULE 2
                                         ML-LEE ACQUISITION FUND II, L.P.
                           SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                       FOR THE PERIOD ENDED JUNE 30, 1996
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                          Total Unrealized Total Unrealized
                                                            Appreciation/   Appreciation/
                                                           (Depreciation)  (Depreciation)     Total Unrealized     Total Unrealized
                                       Investment   Fair   for the three    for the six        Appreciation/         Appreciation/
SECURITY                                 Cost      Value   months ended     months ended       (Depreciation)       (Depreciation)
                                                           June 30, 1996    June 30, 1996    December 31, 1995       June 30, 1996
- -------------------------------------- ---------- --------- ----------- ------------------  ---------------------    ---------------
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert
  Common Stock *                         $ 3,320  $  8,234    $ (5,661)     $    (9,521)        $      14,434       $        4,913
Hills Stores
  Common Stock *                          34,776     4,624      (1,498)            (521)              (29,631)             (30,152)
Playtex
  Common Stock *                           5,299     3,222         730              644                (2,721)              (2,077)
Stanley
  Common Stock *                             291       248           -               64                  (106)                 (42)
                                                              --------      -----------         -------------       --------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                           $ (6,429)     $    (9,334)        $     (18,024)      $      (27,358)
                                                              --------      -----------         -------------       --------------

NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock *                              20         -           -                -                   (20)                 (20)
  Adjustable Rate Senior Note *           10,266     3,024           -           (6,634)               (3,025)              (9,659)
FLA. Orthopedics, Inc.
  Common Stock*                            1,513         -           -                -                (1,513)              (1,513)
  Subordinated Note                        4,842         -           -                -                (4,842)              (4,842)
Stablex Canada Inc.
  Subordinated Notes*                      6,631     5,029           -                -                (1,602)              (1,602)
                                                              --------      -----------         -------------       --------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC
  SECURITIES                                                         -      $    (6,634)        $     (11,002)      $      (17,636)
                                                              --------      -----------         -------------       --------------
REVERSAL OF UNREALIZED DEPRECIATION/
   APRECIATION FROM SECURITIES SOLD:
Petco
   Common Stock                                -         -      (3,313)          (1,502)                1,502                    -
                                                              --------      -----------         -------------       --------------
NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                              $ (9,742)     $   (17,470)        $     (27,524)      $      (44,994)
                                                              ========      ===========         =============       ==============
* Restricted security.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity & Capital Resources

     As of June 30, 1996, capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on December 20, 1989. Net proceeds which were available for investment to Fund II as of June 30, 1996 were $125,895,630, after adjusting for returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.


     At June 30, 1996, Fund II had outstanding a total of $108,580,273 invested in Mezzanine Investments representing $82,111,052 Managed and $26,469,221 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than two months.

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

     Upon the consummation of the sale of Snapple Common Stock in December, 1994, Fund II received proceeds of approximately $68 million. As provided by the Partnership Agreement, the Managing General Partner of Fund II received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved. The Managing General Partner was entitled to an incentive MGP distribution of approximately $14.8 million, $4.86 million of which was deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement. This Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. The Limited Partners received approximately $58.3 million or $263.08 per Unit from the Snapple proceeds on December 14, 1994. As of August 12, 1996, the Deferred Distribution Amount owed to the Managing General Partner was $1,721,146.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of June 30, 1996, the reserve balance was reduced to $9.9 million due to follow-on investments of $285 in Petco Animal Supplies, $2.4 million in Fitz and Floyd/Silvestri Corporation, $240,060 in Fine Clothing, Inc., $4.5 million in Hills Stores and $1.6 million in Ghirardelli Holdings. Additionally, $6.29 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. As of August 8, 1996, the Independent General Partners have approved retention of the reserve at its current level.

     On February 6, 1996, the New York State Supreme Court, County of New York, issued a decision in Winston v. Mezzanine Investments et al., L.P. No. 28657/91 (the "Winston Litigation"), opining that the incentive distributions made to the managing general partner of ML-Lee Acquisition Fund, L.P. (Fund I") had been incorrectly calculated under Fund I's Amended and Restated Agreement of Limited Partnership and that, under what the Court concluded was the correct methodology, the managing general partner of Fund I had been overpaid. The defendants in the Winston Litigation have stated that they intend to appeal the decision. If the methodology adopted by the Court in the Winston Litigation were affirmed on appeal and were applied to Fund II, then the incentive distributions heretofore paid by Fund II to the Fund II Managing General Partner may have been understated and the computation of such incentive distribution may be subject to adjustment on a retroactive and going forward basis. Whether the Managing General Partner has, in fact, been underpaid and the amount of any such underpayment, depends upon the future performance of Fund II, whether the decision in the Winston Litigation is affirmed and whether it is applied to Fund
II. Fund II believes it has sufficient funds to pay any additional amounts that could be payable to the Managing General Partner in such regard.

     Operating performance at Fitz & Floyd/Silvestri, Corp. ("Fitz & Floyd"), a Non-Managed Company in Fund II's portfolio, has fallen substantially below plan. On March 29, 1996, Fitz & Floyd filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, and continues operating the business as debtor-in-possession. While in Chapter 11, Fitz & Floyd divested its Silvestri Division and used the proceeds to pay down the pre-petition balance on its revolving line of credit. Subsequently, Syratech Corporation, the acquirer of the Silvestri Division, agreed to finance the necessary credit enhancement requested by the Company's provider of debtor-in-possession financing. The Investment Advisor is Chairman of the unsecured creditors committee and is working to implement a plan of reorganization.

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

     Certain issuers of Securities held by Fund II (First Alert, Hills, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II (other than Hills and Stanley Furniture) were not registered in these offerings, Fund II has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least three years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

     For the six months ended June 30, 1996, Fund II had investment income of $11,611,044, as compared to $3,880,512 for the same period in 1995. The increase of $7,730,532 in 1996 investment income as compared to 1995 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc.

        Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Administrative Expenses.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the six months ended June 30, 1996 and 1995 were $970,970 and $390,524, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings. Legal and Professional Fees for the three months ended June 30, 1996 and 1995 were $420,935 and $245,893, respectively.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the six months ended June 30, 1996 and 1995 was $518,234 and $783,300, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. The decrease in the Investment Advisory Fee is primarily the result of returns of capital distributed to Limited Partners. Additionally, in accordance with a Court approved settlement in August 1995, Fund II is required, for Investment Advisory Fee and Fund Administration Fee calculation purposes only, to consider a realized loss on the original investment in Hills Stores. The loss is calculated as the difference between the original cost of the Hills Note that was held by Fund II and the market value of Hills stock as of August 10, 1995. As a result of this calculation, which became effective in October 1995, the Investment Advisory Fee is expected to decrease by approximately $50,000 per quarter. For the three months ended June 30, 1996 and 1995, Fund II paid $264,164 and $392,676, respectively, in Investment Advisory Fees.

     The Fund Administration Fee paid to the Fund Administrator for the six months ended June 30, 1996 and 1995 was $342,979 and $402,618, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions. For the three months ended June 30, 1996 and 1995, Fund II paid $172,625 and $201,540, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1996 and 1995, Fund II incurred reimbursable expenses of $66,847 and $80,134, respectively. For the quarters ended June 30, 1996 and 1995, reimbursable expenses totaled $60,444 and $79,530, respectively.

     For the six months ended June 30, 1996, Fund II had net investment income of $9,556,790 as compared to $2,141,097 for the same period in 1995. The increase of $7,415,693 in 1996 net investment income as compared to 1995 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc., partially offset by higher Legal and Professional Fees. For the three months ended June 30, 1996, Fund II had net investment income of $731,444 as compared to $670,142 for the same period in 1995.

Net Assets

     Fund II's net assets decreased by $34,629,866 during the six months ended June 30, 1996, due to the payment of cash distributions to partners of $37,334,508 and net unrealized depreciation of $17,469,030, partially offset by realized gains from the sale of Mezzanine Investments of $10,616,882 and net investment income of $9,556,790. This compares to the decrease in net assets of $10,134,442 for the six months ended June 30, 1995 resulting from the payment of cash distributions to partners of $14,383,575 and net unrealized depreciation of $4,972,877, partially offset by net investment income of $2,141,097 and realized gains from investments of $7,080,913.

Unrealized Appreciation and Depreciation on Investments

     For the six months ended June 30, 1996, Fund II recorded net unrealized depreciation of $17,469,030 compared to net unrealized depreciation of $4,972,877 for the same period in 1995. The increase in unrealized depreciation from June 30, 1995 to June 30, 1996 is primarily the result of the decrease in value in First Alert and Hills Stores as well as the writedown of the investment in Fitz & Floyd. As of June 30, 1996, Fund II's cumulative net unrealized depreciation on investments totaled $44,992,291.

     For the three months ended June 30, 1996, Fund II recorded net unrealized depreciation of $9,741,195 as compared to net unrealized depreciation of
$11,304,697   recorded  for  the  comparable  period  in  1995.  For  additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

     Fund II's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at June 28, 1996.

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

     The First Alert, Hills (in part), Playtex and Stanley Furniture securities held by Fund II are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Fund II may be considered an affiliate of First Alert and Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies, under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Playtex and Stanley Furniture securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

Realized Gains and Losses

     For the six months ended June 30, 1996, Fund II had net realized gains from the sale of Mezzanine Investments of $10,616,882, as compared to $7,080,913 for the same period in 1995.

     For the three months ended June 30, 1996, Fund II had net realized gains from investments of $6,352,650 as compared to $398,815 for the same period in 1995. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1).

Cash Distributions

     On July 29, 1996, the Individual General Partners approved the Second Quarter 1996 cash distribution totalling $11,494,951, which consisted of $4,465,904 as return of capital and $5,977,101 of distributable capital gains from the sales of Petco Animal Supplies and National Tobacco, $330,353 of net income from temporary investments and $721,593 of net investment income from Mezzanine Investments during the second quarter. The total amount to be distributed to Limited Partners is $10,745,763 or $48.46 per Unit. The Managing General Partner will receive $24,230, which represents their interest in Fund II and $722,535 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, will receive $2,423 which represents his interest in Fund II. This cash distribution is expected to be paid on August 14, 1996.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending June 30, 1996.

     (b) Reports on form 8-K: Sale of National Tobacco      Filed May 26,1996

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1996.

                        ML-LEE ACQUISITION FUND II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: August 14, 1996         /s/  Audrey Bommer
                               Audrey Bommer
                               Vice President and Treasurer
                               (Chief Financial Officer)


Dated: August 14, 1996         /s/  Roger F. Castoral, Jr.
                               Roger F. Castoral, Jr.
                               Assistant Treasurer
                               (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1996.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments II, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner




Dated: August 14, 1996
                          Audrey Bommer
                          Vice President and Treasurer
                          (Chief Financial Officer)




Dated: August 14, 1996
                          Roger F. Castoral, Jr.
                          Assistant Treasurer
                          (Principal Accounting Officer)