Form 10-Q
period 1996-09-30
ML LEE ACQUISITION FUND II L P
filed 1996-11-14
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended September 30, 1996

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1996 and December 31, 1995

Statements of  Operations - For the Three and Nine Months  Ended  September  30,
 1996 and 1995

Statements of Changes in Net Assets - For the Nine Months Ended
 September 30, 1996 and 1995

Statements of Cash Flows - For the Nine Months Ended
 September 30, 1996 and 1995

Statement of Changes in Partners' Capital at September 30, 1996

Schedule of Portfolio Investments - September 30, 1996

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and
Depreciation - Schedule 2


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Part II.  Other Information

                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                                                                  September 30, 1996        December 31, 1995
                                                                                    ----------------        -----------------

ASSETS:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $82,111
      at September 30, 1996 and $105,477 at December 31, 1995)                      $         57,629        $          88,955
    Non-Managed Companies (amortized cost $21,628
      at September 30, 1996 and $30,341 at December 31, 1995)                                  8,862                   19,340
    Temporary Investments, at amortized cost (cost $9,679
      at September 30, 1996 and $10,024 at December 31, 1995)                                  9,687                   10,042
Cash (of which $115 is restricted at September 30, 1996)                                         134                        1
Accrued Interest Receivable - Note 2                                                           1,072                    2,005
Prepaid Expenses                                                                                   -                        4
                                                                                    ----------------        -----------------
TOTAL ASSETS                                                                        $         77,384        $         120,347
                                                                                    ================        =================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                             $            175        $            363
    Reimbursable Administrative Expenses Payable - Note 8                                         33                      57
    Independent General Partners' Fees Payable - Note 9                                           37                      66
    Deferred Interest Income - Note 2                                                            344                     678
                                                                                    ----------------        ----------------
Total Liabilities                                                                                589                   1,164
                                                                                    ----------------        ----------------

Partners' Capital - Note 2
    Individual General Partner                                                                    21                      29
    Managing General Partner                                                                   1,630                   1,932
    Limited Partners (221,745 Units)                                                          75,144                 117,222
                                                                                    ----------------        ----------------
Total Partners' Capital                                                                       76,795                 119,183
                                                                                    ----------------        ----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                             $         77,384        $        120,347
                                                                                    ================        ================

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the Three Months Ended           For the Nine Months Ended
                                                              ------------------------------        -------------------------------
                                                              September 30,     September 30,      September 30,       September 30,
                                                                  1996              1995               1996                 1995
                                                              ------------      ------------        -----------        ------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                      $      1,238      $      1,765        $    12,270        $      5,097
Discount and Dividend Income                                           204               215                783                 765
                                                              ------------      ------------        -----------        ------------
    TOTAL INCOME                                                     1,442             1,980             13,053               5,862
                                                              ------------      ------------        -----------        ------------
EXPENSES:
Investment Advisory Fee - Note 7                                       238               374                756               1,157
Fund Administration Fee - Note 8                                       167               197                510                 600
Legal and Professional Fees                                            236               614              1,207               1,003
Reimbursable Administrative Expenses - Note 8                           33                10                100                  90
Independent General Partners' Fees and Expenses - Note 9                20                42                173                 122
Insurance Expense                                                        1                 1                  3                   4
                                                                ----------      ------------        -----------        ------------
    TOTAL EXPENSES                                                     695             1,238              2,749               2,976
                                                                ----------      ------------        -----------        ------------

NET INVESTMENT INCOME                                                  747               742             10,304               2,886
Net Realized Gain (Loss) on Investments - Note 4
  and Schedule 1                                                    (4,842)                -              5,890               7,081
Net Change in Unrealized Appreciation (Depreciation)
  on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                         2,875            (4,668)            (7,961)             (7,220)
  Nonpublic Securities                                               4,842                 -             (1,792)             (2,421)
                                                                ----------      ------------        -----------        ------------
SUBTOTAL                                                             7,717            (4,668)            (9,753)             (9,641)
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                         3,622            (3,926)             6,441                 326
Less:  Incentive Fee Earned by Managing General Partner                  -              (892)            (5,366)             (2,938)
                                                                ----------      ------------        -----------        ------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                  $    3,622      $     (4,818)       $     1,075        $     (2,612)
                                                                ==========      ============        ===========       =============

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 For the Nine Months Ended
                                                                         -------------------------------------------
                                                                          September 30,               September 30,
                                                                              1996                         1995
                                                                         ---------------             ---------------

FROM OPERATIONS:

Net Investment Income                                                    $        10,304             $         2,886

Net Realized Gain on Investments                                                   5,890                       7,081

Net Change in Unrealized  Depreciation
  From Investments                                                                (9,753)                     (9,641)
                                                                         ---------------             ---------------

Net Increase in Net Assets
  Resulting from Operations                                                        6,441                         326

Cash Distributions to Partners                                                   (48,829)                    (17,861)
                                                                         ---------------             ---------------

Total Decrease                                                                   (42,388)                    (17,535)

NET ASSETS:

Beginning of Year                                                                119,183                     166,714
                                                                         ---------------             ---------------

End of Period                                                            $        76,795             $       149,179
                                                                         ===============             ===============

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      For the Nine Months Ended
                                                                                --------------------------------------
                                                                                  September 30,          September 30,
                                                                                      1996                    1995
                                                                                ---------------         --------------
Increase in Cash and Cash Equivalents CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                       $       13,890          $        5,746
  Legal and Professional Fees                                                           (1,394)                   (570)
  Investment Advisory Fee                                                                 (756)                 (1,157)
  Fund Administration Fee                                                                 (510)                   (600)
  Independent General Partners' Fees and Expenses                                         (202)                   (144)
  Reimbursable Administrative Expenses                                                    (124)                   (156)
  (Purchase) Sale of Temporary Investments, Net                                           (261)                  6,731
  Proceeds from Sales of Portfolio Company Investments                                  38,319                   9,646
  Purchase of Portfolio Company Investments                                                  -                  (1,635)
                                                                                --------------          --------------
    Net Cash Provided by Operating Activities                                           48,962                  17,861
                                                                                --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                       (48,829)                (17,861)
                                                                                --------------          --------------
    Net Cash Applied to Financing Activities                                           (48,829)                (17,861)
                                                                                --------------          --------------
  Net Increase in Cash                                                                     133                       -
  Cash at Beginning of Year                                                                  1                       1
                                                                                --------------          --------------
   Cash at End of Year                                                          $          134          $            1
                                                                                ==============          ==============

                    RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                           $       10,304          $        2,886
                                                                                --------------          --------------
Adjustments to Reconcile Net Investment Income to
  Net Cash Provided by Operating Activities:
  Decrease in Investments                                                               32,167                   7,659
  (Increase) Decrease in Accrued Interest and Dividend Receivables                         838                    (116)
  Decrease in Prepaid Expenses                                                               4                       3
  (Decrease) Increase in Legal and Professional Fees Payable                              (188)                    369
  Decrease in Reimbursable Administrative Expenses Payable                                 (24)                      -
  Decrease in Independent General Partners' Fees Payable                                   (29)                    (21)
  Net Realized Gain on Sales of Investments                                              5,890                   7,081
                                                                                --------------          --------------
Total Adjustments                                                                       38,658                  14,975
                                                                                --------------          --------------
Net Cash Provided by Operating Activities                                       $       48,962          $       17,861
                                                                                ==============          ==============

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Individual        Managing
                                                               General         General         Limited
                                                               Partner         Partner        Partners           Total
                                                               -------       ---------       ---------        --------

For the Nine Months Ended September 30, 1996
Partners' Capital at January 1, 1996                           $    29       $   1,932       $ 117,222        $119,183
Allocation of Net Investment Income                                  2           2,826           7,476          10,304
Allocation of Net Realized Gain on Investments                       1           3,068           2,821           5,890
Allocation of Net Change in Unrealized
  Depreciation From Investments                                     (2)            (22)         (9,729)         (9,753)
Cash Distributions to Partners                                      (9)         (6,174)        (42,646)        (48,829)
                                                               =======       =========       =========        ========
Partners' Capital at September 30, 1996                        $    21       $   1,630       $  75,144        $ 76,795
                                                               =======       =========       =========        ========

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                               SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

 Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   ANCHOR ADVANCED PRODUCTS, INC. (b)
$5,867             Anchor Advanced Products, Inc., Sr. Sub. Nt.11.67% due 04/30/00(c)  04/30/90 $   5,867   $  5,867
$7,822             Anchor Advanced Products, Inc., Jr. Sub. Nt.17.5% due 04/30/00(c)   04/30/90     7,822      7,822
162,967 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90     1,548      1,548
247,710 Warrants   Anchor Holdings Inc., Common Stock Purchase Warrants(d)             04/30/90         0          0
                     (26.1% of fully diluted common equity assuming exercise
                       of warrants)                                                                15,237     15,237      20.00

                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90    13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90     4,107      4,107
                     (16.6% of fully diluted common equity)                                        17,144     17,144      22.51

                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90         0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $1,393
                   Repaid 11/15/90                        $1,393
                   Realized Gain                          $    0
                                                                                                        0          0       0.00
2,058,474 Shares   FIRST ALERT, INC., (b) Note 5
                   First Alert, Inc., Common Stock(a)(d)                                07/31/92    3,320     12,094
                     (8.1% of fully diluted common equity)
                      $ 10,198 12.5% Sub. Note
                      Purchased 07/31/92                    $10,198
                      Repaid 03/28/94                       $10,198
                      Realized Gain                         $     0
                                                                                                    3,320     12,094      15.88

                   HILLS STORES COMPANY - Note 5
458,432 Shares     Hills Stores Company, Common Stock(a)(d)                             04/03/90   30,246      3,266
62,616 Shares      Hills Stores Company, Common Stock(a)(h)                             08/21/95    4,530        446
                     (4.6% of fully diluted common equity)                                         34,776      3,712       4.87



See the Accompanying Notes to the Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                             SEPTEMBER 30, 1996
                           (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  PLAYTEX PRODUCTS, INC. (b) - Note 5
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                          03/29/90   $  5,299   $  3,008
                    (.6% of fully diluted common equity)
                    $7,333 15% Subordinated Note
                    Purchased 03/29/90                      $7,333
                    Sold 09/28/90                           $7,349
                    Realized Gain                           $   16
                    84,870 Shares Common Stock
                    Purchased 03/29/90                      $  282
                    Sold 12/20/91                           $  328
                    Realized Gain                           $   46
                    $7,334 15% Subordinated Note
                    Purchased 03/29/90                      $7,334
                    Sold 02/01/93                           $7,327
                    Realized Loss                           $   (7)
                    Total Net Realized Gain                 $   55
                                                                                                    5,299      3,008         3.95
                  RESTAURANTS UNLIMITED
$6,044            Restaurants Unlimited, 11% Subordinated Note due 06/30/02(c)         06/03/94     6,044      6,044
391,302 Warrants  Restaurants Unlimited, Common Stock Warrants(d)  06/03/94            06/03/94         0          0
                  (2.1% of fully diluted common equity)                                             6,044      6,044         7.93

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5,13
23,105 Shares     Stanley Furniture Company, Inc.,
                    Common Stock(a)(d)                                                 06/30/91       291        390
                    (0.4% of fully diluted common equity)
                                                                                                      291        390         0.51

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 82,111   $ 57,629        75.65

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676     $  701
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94         94
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                      784        809         1.06

                  FITZ AND FLOYD/SYLVESTRI -Notes 5,6
$10,281           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          03/31/93    10,266      2,448
$ 2,419           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          07/30/93     2,414        576
1,511,856 Shares  FF Holding Co., Common Stock (d)                                     03/31/93        15          0
514,636 Shares    FF Holding Co., Common Stock (d)                                     07/30/93         5          0
515,845 Shares    FF Holding Co., Common Stock (d)                                     12/22/94         0          0
                                                                                                   12,700      3,024         3.97
                  FLA. ORTHOPEDICS, INC. - Notes 4,5
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock(d)                      08/02/93     1,513          0
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         0          0
                       $4,842 12.5% Subordinated Note
                       Purchased 08/02/93                    $ 4,842
                       Surrendered 08/16/96                  $     0
                       Realized Loss                         $(4,842)
                       121,040 Common Stock
                       Purchased 08/02/93                    $ 1,513
                       Exchanged 08/02/96
                       19,366 Series B Preferred Stock       $ 1,513
                       Realized Gain                         $     0
                                                                                                    1,513          0         0.00

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                              SEPTEMBER 30, 1996
                           (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

 Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  SORETOX - Notes 5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)            06/29/95  $  3,503     $ 2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)        06/29/95     3,128       2,439
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                     06/29/95         0           0
                                                                                                   6,631       5,029     6.60

                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                    $ 21,628     $ 8,862    11.63

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     57,599      41,524    54.51
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     46,140      24,967    32.77

                   TOTAL MEZZANINE INVESTMENTS                                                  $103,739     $66,491    87.28

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$   450           General Electric Credit Corp, 4.95% due 10/01/96                    09/19/96       449         450
$   400           Americann General Finance Corp., 5.10% due 10/01/96                 09/26/96       400         400
$ 8,850           American General Finance Corp., 5.30%, due 10/11/96                 09/26/96     8,830       8,837


                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                             9,679       9,687    12.72

                  TOTAL TEMPORARY INVESTMENTS                                                      9,679       9,687    12.72

                  TOTAL INVESTMENT PORTFOLIO                                                    $113,418    $ 76,178   100.00%


(a)     Publicly traded class of securities.
(b)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)     Restricted security.
(d)     Restricted non-income producing equity security.
(e)     Represents original cost and excludes accretion of discount of $25 for Mezzanine Investments and $8 for Temporary Investments.
(f)     Inclusive of receipt of payment-in-kind securities.
(g)     Non-accrual investment status.
(h)     Non-income producing equity security.

See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                     SEPTEMBER 30, 1996
                                         (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at Septeber 30, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1996 and December 31, 1995, Fund II has in its portfolio of investments $441,900 and $751,907, respectively, of payment-in-kind notes which excludes $734,702 and $7,637,720, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of September 30, 1996 and December 31, 1995, Fund II has in its portfolio of investments $29,059 and $2,293,457, respectively, of payment-in-kind equity.
Investment Transactions

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

Interim Financial Statements


     The financial information included in this interim report as of September 30, 1996 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1996 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Investment Transactions

     On March 22, 1996, by means of merger of Lee-CST Holding Corp. with an unaffilated third party, Fund II sold its entire investment in CST Office Products ("CST") for total proceeds of $26.5 million. Fund II received an aggregate of $21.1 million for the $6,355,000 principal amount 12% senior subordinated note, the $6,355,000 principal amount 18% junior subordinated note, approximately $7.5 million in principal amount of 15% payment in kind subordinated notes issued with respect thereto, plus all outstanding accrued interest on these notes. Additionally, Fund II received $2.6 million, or $16 per share, for its common stock and $2.8 million, or $15.99 per share, for its common stock purchase warrants. Fund II realized a gain of $4.3 million and additional interest income of $7.2 million for the payment-in-kind subordinated notes that were previously classified as non-accrual.

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

     On April 1, 1996, Fund II sold its entire investment in Ghirardelli Holdings Corp. ("Ghirardelli") to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. Fund II received net proceeds from the sale of $9,628,915, which consisted of $4,931,815 as prepayment for the 13% Subordinated Note (including $77,607 of accrued interest), $3,166,847 for the common stock (of which $114,730 is proceeds held in escrow) and $1,530,253 for the preferred stock (including $26,475 of accrued dividends). The sale resulted in a realized gain of $2,283,302 to Fund II.

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

     On August 2, 1996, Fund II entered into a Stock Purchase and Settlement Agreement with Florida Orthopedics Inc. and various other affiliated entities. In connection with this agreement, Fund II (I) surrrendered its 12.5% subordinated note and, (II) exchanged all of its common stock and common stock purchase warrants for the issuance of new preferred equity and new common stock purchase warrants. Fund II realized a loss of $4.8 million on the subordinated note surrendered.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of September 30, 1996, the reserve balance was reduced to $9.9 million due to follow-on investments of $285 in Petco Animal Supplies, $2.4 million in Fitz and Floyd/Silvestri Corporation, $240,060 in Fine Clothing, Inc., $4.5 million in Hills Stores and $1.6 million in Ghirardelli Holdings. Additionally, $6.29 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. As of August 8, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the nine months ended September 30, 1996, Fund II recorded net unrealized depreciation of $9,752,935 as compared to net unrealized depreciation of $9,640,975 for the same period in 1995. As of September 30, 1996, Fund II's cumulative net unrealized depreciation on investments totaled $37,276,197.

     For the three months ended September 30, 1996, Fund II recorded net unrealized appreciation of $7,716,095 as compared to net unrealized depreciation of $4,668,098 recorded for the comparable period of 1995. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

    In accordance with Fund II's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

    - Fitz and Floyd/Sylvestri Corporation on January 1, 1994.
    - Stablex Canada, Inc., on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. For the nine months ended September 30, 1996 and 1995, Fund II paid $756,219 and $1,156,833, respectively, in
Investment Advisory Fees to Thomas H. Lee Advisors II, L.P. For the three months ended September 30, 1996 and 1995, Fund II paid $237,985 and $373,533, respectively, in Investment Advisory Fees.


8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the nine months ended September 30, 1996 and 1995, Fund II paid $509,713 and $599,851, respectively, in Fund Administration Fees. For the three months ended September 30, 1996 and 1995, Fund II paid $166,734 and $197,233, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1996 and 1995, Fund II incurred $99,847 and $90,182, respectively, in reimbursable expenses. For the three months ended September 30, 1996 and 1995, Fund II incurred $33,000 and $10,048, respectively, in reimbursable expenses.


9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the nine months ended September 30, 1996 and 1995, Fund II incurred $172,591 and $122,394, respectively, in Independent General Partners' Fees and Expenses. For the three months ended September 30, 1996, Fund II incurred $19,480 in Independent General Partners Fees and Expenses as compared to $41,911 for the same period in 1995.

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

     During the nine month period ending September 30, 1996, Fund II paid the Individual General Partner distributions totaling $9,616 and Managing General Partner distributions totaling $6,173,845 (which includes $6,077,683 of incentive fees). As of September 30, 1996, the Managing General Partner has earned a total of $22.8 million in MGP Incentive Fees of which $1.5 million is deferred in payment to the Managing General Partner as a deferred distribution amount (the "Deferred Distribution Amount") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution Amount is paid in full.

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

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraph commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. The parties are now engaged in discovery. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case, which motion is pending. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, the outcome of this case is not determinable at this time.

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


13. Subsequent Events

     On October 15, 1996 Stanley Furniture Company, Inc. filed a registration statement with the Securities and Exchange Commission relating to a proposed secondary offering of 2.4 million shares of its common stock (plus an additional 358,902 shares subject to the underwriters' over-allotment option,) whereby, Fund II and certain affiliates of the Thomas H. Lee Company would have sold all of their shares. The registration statement has not yet become effective. The Registration statement was declared effective on November 7, 1996. On November 13, 1996, the offering was amended to an aggregate of 1,150,000 shares, which includes 150,000 shares subject to the underwriters' over-allotment option. If the underwriters do not exercise the over-allotment option, Stanley Furniture has agreed to purchase such shares from the selling shareholders. Pursuant to this offering, Fund II will sell a total of 9,631 shares.

     On November 5, 1996, the Individual General Partners approved the Third Quarter 1996 cash distribution totalling $432,322 which consisted of $183,244 of net income from temporary investments and $249,078 of net investment income from Mezzanine Investments during the third quarter. The total amount to be distributed to Limited Partners is $181,831 or $.82 per Unit. The Managing General Partner will receive $410, which represents its interest in Fund II and $250,041 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, will receive $41 which represents his interest in Fund II. This cash distribution is expected to be paid on November 14, 1996.

                                             SCHEDULE 1
                                  ML-LEE ACQUISITION FUND II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                              FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1996
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                            Par Value/        Investment                         Realized
SECURITY                                              Number of Shares              Cost       Net Proceeds     Gain(Loss)
---------------------------------------------------   ----------------       -----------       ------------      --------

FOR THE THREE MONTHS ENDED MARCH 31, 1996

CST Office Products, Inc.
       Common Stock                                            162,949       $     1,304       $      2,607      $  1,303
       Notes                                                 $  12,710            12,710             12,837           127
       Warrants                                                177,207                 -              2,834         2,834

---------------------------------------------------                          -----------       ------------      --------
TOTAL FOR THE THREE MONTHS ENDED MARCH 31, 1996                              $    14,014       $     18,278      $  4,264
---------------------------------------------------                          -----------       ------------      --------

FOR THE THREE MONTHS ENDED JUNE 30, 1996

Ghirardelli Holding Corp.
       Notes                                                 $   4,672             4,672              4,854           182
       Common Stock                                            540,892             1,168              3,167         1,999
       Preferred Stock                                          14,016             1,402              1,505           103

Petco Animal Supplies
       Common Stock                                            175,238             1,915              4,794         2,879

National Tobacco Company, LP
       Notes                                                 $   3,618             3,618              4,843         1,225
       Partnership Interest                                  $     234               234                314            80

---------------------------------------------------                          -----------       ------------      --------
TOTAL FOR THE THREE MONTHS ENDED JUNE 30, 1996                               $    13,009       $     19,477      $  6,468
---------------------------------------------------                          -----------       ------------      --------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Florida Orthopedics
       Subordinated Note                                     $   4,842             4,842                  -        (4,842)

---------------------------------------------------                          -----------       ------------      --------
TOTAL FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996                          $     4,842       $          -      $ (4,842)
---------------------------------------------------                          -----------       ------------      --------
TOTAL FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996                           $    31,865       $     37,755      $  5,890
---------------------------------------------------                          ===========       ============      ========





                                                   SCHEDULE 2
                                         ML-LEE ACQUISITION FUND II, L.P.
                           SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                        FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                        Total Unrealized  Total Unrealized
                                                            Appreciation/   Appreciation/
                                                           (Depreciation)  (Depreciation)   Total Unrealized      Total Unrealized
                                                           for the three    for the nine        Appreciation/        Appreciation/
SECURITY                                                   months ended     months ended       (Depreciation)       (Depreciation)
                                      Investment     Fair  September 30,   September 30,         December 31,        September 30,
                                            Cost    Value        1996            1996                 1995                 1996
--------------------------------------   -------  --------    ---------     -----------         -------------       --------------
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert
  Common Stock *                         $ 3,320  $ 12,093    $  3,860      $    (5,661)        $      14,434       $        8,773
Hills Stores
  Common Stock *                          34,776     3,712        (912)          (1,433)              (29,631)             (31,064)
Playtex
  Common Stock *                           5,299     3,008        (214)             430                (2,721)              (2,291)
Stanley
  Common Stock *                             291       390         141              205                  (106)                  99
                                                              --------      -----------         -------------       --------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                           $  2,875      $    (6,459)        $     (18,024)      $      (24,483)
                                                              --------      -----------         -------------       --------------

NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock *                              20         -           -                -                   (20)                 (20)
  Adjustable Rate Senior Note *           10,679     3,024           -           (6,634)               (3,025)              (9,659)
FLA. Orthopedics, Inc.
  Common Stock*                            1,513         -           -                -                (1,513)              (1,513)
  Subordinated Note                            -         -       4,842            4,842                (4,842)                   -
Stablex Canada Inc.
  Subordinated Notes*                      6,631     5,029           -                -                (1,602)              (1,602)
                                                              --------      -----------         -------------       --------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC
  SECURITIES                                                     4,842      $    (1,792)        $     (11,002)      $      (12,794)
                                                              --------      -----------         -------------       --------------
REVERSAL OF UNREALIZED DEPRECIATION/
   APRECIATION FROM SECURITIES SOLD:
Petco
   Common Stock                                -         -           -           (1,502)                1,502                    -
                                                              --------      -----------         -------------       --------------
NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                              $  7,717      $    (9,753)        $     (27,524)      $      (37,277)
                                                              ========      ===========         =============       ==============
* Restricted security.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity & Capital Resources

     As of September 30, 1996, capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on December 20, 1989. Net proceeds which were available for investment to Fund II as of September 30, 1996 were $114,430,667, after adjusting for returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.


     At September 30, 1996, Fund II had outstanding a total of $103,738,673 invested in Mezzanine Investments representing $82,111,052 Managed and $21,627,621 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments comprised of commercial paper with maturities of less than one month.

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

     Upon the consummation of the sale of Snapple Common Stock in December, 1994, Fund II received proceeds of approximately $68 million. As provided by the Partnership Agreement, the Managing General Partner of Fund II received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved. The Managing General Partner was entitled to an incentive MGP distribution of approximately $14.8 million, $4.86 million of which was deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement. This Deferred Distribution Amount was distributed to the Partners pro-rata in accordance with their capital contributions and amounts otherwise later payable to Limited Partners from distributable cash from operations were instead payable to the Managing General Partner until the Deferred Distribution Amount was paid in full. As a result of prior transactions that generated net distributable cash proceeds and Deferred Distribution Amounts, the Deferred Distribution Amount
owed to the Managing General Partner subsequent to the November 14, 1996 distribution is $1.5 million.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of September 30, 1996, the reserve balance was reduced to $9.9 million due to follow-on investments of $285 in Petco Animal Supplies, $2.4 million in Fitz and Floyd/Silvestri Corporation, $240,060 in Fine Clothing, Inc., $4.5 million in Hills Stores and $1.6 million in Ghirardelli Holdings. Additionally, $6.29 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. As of August 8, 1996, the Independent General Partners have approved retention of the reserve at its current level.

     On February 6, 1996, the New York State Supreme Court, County of New York, issued a decision in Winston v. Mezzanine Investments et al., L.P. No. 28657/91 (the "Winston Litigation"), opining that the incentive distributions made to the managing general partner of ML-Lee Acquisition Fund, L.P. (Fund I") had been incorrectly calculated under Fund I's Amended and Restated Agreement of Limited Partnership and that, under what the Court concluded was the correct methodology, the managing general partner of Fund I had been overpaid. The defendants in the Winston Litigation have stated that they intend to appeal the decision. If the methodology adopted by the Court in the Winston Litigation were affirmed on appeal and were applied to Fund II, the incentive distributions heretofore paid by Fund II to the Fund II Managing General Partner may have been understated and the computation of such incentive distribution may be subject to adjustment on a retroactive and going forward basis. Whether the Managing General Partner has, in fact, been underpaid and the amount of any such underpayment, depends upon the future performance of Fund II, whether the decision in the Winston Litigation is affirmed and whether it is applied to Fund
II. Fund II believes it has sufficient funds to pay any additional amounts that could be payable to the Managing General Partner in such regard.

     Operating performance at Fitz & Floyd/Silvestri, Corp. ("Fitz & Floyd"), a Non-Managed Company in Fund II's portfolio, has fallen substantially below plan. On March 29, 1996, Fitz & Floyd filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, and continues operating the business as debtor-in-possession. While in Chapter 11, Fitz & Floyd divested its Silvestri Division and used the proceeds to pay down the pre-petition balance on its revolving line of credit. Subsequently, Syratech Corporation, the acquirer of the Silvestri Division, agreed to finance the necessary credit enhancement requested by the Company's provider of debtor-in-possession financing. Fund II obtained bankruptcy court authority to exercise its rights under a pledge of the stock of Fitz & Floyd. Subsequently, an officer of the Investment Advisor was appointed the sole director of Fitz & Floyd. The Investment Advisor is Chairman of the unsecured creditors committee and is working to implement a plan of reorganization.

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

        The Investment Adviser reviews each portfolio company's financial statements quarterly. In addition, the Investment Adviser routinely reviews and discusses financial and operating results with the company's management and, where appropriate, attends board of director meetings. In some cases, representatives of the Investment Adviser, acting on behalf of the Funds (and affiliated investors where applicable), serve as one or more of the directors on the boards of portfolio companies. Fund II may, from time to time, make follow-on investments to the extent necessary to protect or enhance its existing investments.

Results of Operations

Investment Income and Expenses

    The investment income from operations for the quarter consists primarily of interest and discount income earned on the investment of proceeds from partners' contributions in Mezzanine Investments and short-term money market instruments.

     For the nine months ended September 30, 1996, Fund II had investment income of $13,052,729, as compared to $5,861,519 for the same period in 1995. The increase of $7,191,210 in 1996 investment income as compared to 1995 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc.

        Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Administrative Expenses.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional Fees for the nine months ended September 30, 1996 and 1995 were $1,207,323 and $1,003,338, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings. Legal and Professional Fees for the three months ended September 30, 1996 and 1995 were $236,353 and $612,814, respectively.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the nine months ended September 30, 1996 and 1995 was $756,219 and $1,156,833, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. The decrease in the Investment Advisory Fee is primarily the result of returns of capital distributed to Limited Partners. Additionally, in accordance with a Court approved settlement in August 1995, Fund II is required, for Investment Advisory Fee and Fund Administration Fee calculation purposes only, to consider a realized loss on the original investment in Hills Stores. The loss is calculated as the difference between the original cost of the Hills Note that was held by Fund II and the market value of Hills stock as of August 10, 1995. For the three months ended September 30, 1996 and 1995, Fund II paid $237,985 and $373,533, respectively, in Investment Advisory Fees.

     The Fund Administration Fee paid to the Fund Administrator for the nine months ended September 30, 1996 and 1995 was $509,713 and $599,851, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions. For the three months ended September 30, 1996 and 1995, Fund II paid $166,734 and $197,233, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1996 and 1995, Fund II incurred reimbursable expenses of $99,847 and $90,182, respectively. For the quarters ended September 30, 1996 and 1995, reimbursable expenses totaled $33,000 and $10,048, respectively.

     For the nine months ended September 30, 1996, Fund II had net investment income of $10,303,854 as compared to $2,885,370 for the same period in 1995. The increase of $7,418,484 in 1996 net investment income as compared to 1995 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc. For the three months ended September 30, 1996, Fund II had net investment income of $747,064 as compared to $742,273 for the same period in 1995.

Net Assets

     Fund II's net assets decreased by $42,388,527 during the nine months ended September 30, 1996, due to the payment of cash distributions to partners of $48,829,459 and net unrealized depreciation of $9,752,935, partially offset by realized gains from the sale of Mezzanine Investments of $5,890,013 and net investment income of $10,303,854. This compares to the decrease in net assets of $17,535,749 for the nine months ended September 30, 1996 resulting from the payment of cash distributions to partners of $17,861,057 and net unrealized depreciation of $9,640,975, partially offset by net investment income of $2,885,370 and realized gains from investments of $7,080,913.

Unrealized Appreciation and Depreciation on Investments

     For the nine months ended September 30, 1996, Fund II recorded net unrealized depreciation of $9,752,935 compared to net unrealized depreciation of $9,640,975 for the same period in 1995. As of September 30, 1996, Fund II's cumulative net unrealized depreciation on investments totaled $37,276,197.

     For the three months ended September 30, 1996, Fund II recorded net unrealized appreciation of $7,716,095 as compared to net unrealized depreciation of $4,668,098 recorded for the comparable period in 1995. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

     Fund II's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at September 30, 1996.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

Realized Gains and Losses

     For the nine months ended September 30, 1996, Fund II had net realized gains from the sale of Mezzanine Investments of $5,890,013 as compared to $7,080,913 for the same period in 1995.

     For the three months ended September 30, 1996, Fund II had a net realized loss from investments of $4,841,600. No realized gains or losses were recorded for the comparable period in 1995. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On November 5, 1996, the Individual General Partners approved the Third Quarter 1996 cash distribution totalling $432,322 which consisted of $183,244 of net income from temporary investments and $249,078 of net investment income from Mezzanine Investments during the third quarter. The total amount to be distributed to Limited Partners is $181,831 or $.82 per Unit. The Managing General Partner will receive $410, which represents its interest in Fund II and $250,041 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, will receive $41 which represents his interest in Fund II. This cash distribution is expected to be paid on November 14, 1996.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1996.

     (b) Reports on form 8-K: None

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1996.

                        ML-LEE ACQUISITION FUND II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: November 14, 1996       /s/  Audrey Bommer
                               Audrey Bommer
                               Vice President and Treasurer
                               (Chief Financial Officer)


Dated: November 14, 1996       /s/  Roger F. Castoral, Jr.
                               Roger F. Castoral, Jr.
                               Vice President and Assistant Treasurer
                               (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1996.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments II, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner




Dated: November 14, 1996
                          Audrey Bommer
                          Vice President and Treasurer
                          (Chief Financial Officer)




Dated: November 14, 1996
                          Roger F. Castoral, Jr.
                          Vice President and Assistant Treasurer
                          (Principal Accounting Officer)