Form 10-K
period 1996-12-31
ML LEE ACQUISITION FUND II L P
filed 1997-03-27
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

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

     Fund II has elected to operate as a business development company under the Investment Company Act of 1940, as amended ("Investment Company Act"). Fund II's primary investment objective is to provide current income and capital appreciation potential by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. Fund II pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and recapitalizations. Fund II may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing. Fund II considers this activity to constitute a single industry segment of mezzanine financing investing.

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

     The Funds offered an aggregate of 1 million units of limited partnership interest ("Units") at $1,000 per Unit with the Securities and Exchange Commission pursuant to a Registration Statement on Form N-2 (File No. 33-25816), effective September 6, 1989. The information under the heading "Risk and Other Important Factors", "Estimated Use of Proceeds", "Mezzanine Financing", "Investment Objectives and Policies" and "Conflicts of Interest" in the Prospectus dated September 6, 1989, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

     The offering of Units commenced on September 6, 1989. On November 10 and December 20, 1989 and January 5, 1990, Fund II had its first, second and third closings, respectively, at which time the Managing General Partner admitted additional Limited Partners to Fund II representing 221,745 Units of limited partnership interest. The additional Limited Partners' total capital contributions were $205,114,126, which excludes discounts allowed of $3,119,607 and is net of sales commissions and advisory fees of $13,511,267. The Managing General Partner's aggregate contribution was $500,000. Thomas H. Lee, as an Individual General Partner, contributed $50,000. For their services as selling agent, Fund II paid sales commissions to Merrill Lynch, Pierce, Fenner and Smith Incorporated ("MLPF&S") in the amount of $10,800,450 (exclusive of discounts of $2,504,250). In addition, Fund II paid a financial advisory fee to MLPF&S in the amount of $2,710,817 (exclusive of discounts of $615,357).

     Mezzanine and Bridge Investments

     At December 31, 1996, Fund II had outstanding a total of (at cost) $103.6 million invested in Mezzanine Investments representing $82 million Managed and $21.6 million Non-Managed portfolio investments. At December 31, 1996, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     Fund II's reinvestment period ended on December 21, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

     REVIEW OF INVESTMENTS SOLD DURING 1996

     CST Office Products Corp. ("CST")

     CST is a provider of stock computer forms to the resale market. CST operates several manufacturing plants throughout the U.S., which produce business forms and related office products. On March 22, 1996, Fund II sold its entire investment in CST and realized a gain of $4.3 million and recognized $7.2 million of interest income for payment in kind notes previously classified as non-accrual. Net Distributable proceeds of $94.33 per Unit were distributed on May 3, 1996 to Limited Partners of record as of the date of such sale.

     Ghirardelli Holdings Company ("Ghirardelli")

     Ghirardelli is a marketer of premium chocolate products. Ghirardelli's products are sold through a variety of distribution channels including three company-owned retail shops, two of which are located in Ghirardelli Square, a prominent San Francisco landmark.

     On April 1, 1996, Fund II sold its entire investment in Ghirardelli to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. Fund II realized a gain of $2.3 million on this transaction. Net Distributable proceeds of $42.33 per Unit were distributed on May 3, 1996 to Limited Partners of record as of the date of such sale.


     National Tobacco Company

     National Tobacco Company is a producer of loose-leaf chewing tobacco in the United States whose product is primarily sold under the Beech-Nut brand name. On May 17, 1996, Fund II sold its entire investment in National Tabocco Company and received net proceeds of $5.2 million. Fund II realized a gain of $1.3 million on this transaction.

     Petco Animal Supplies, Inc. ("Petco")

     Petco is a leading retailer of premium pet food and supplies, operating more stores than any other specialty pet food and supply retailer in the United States.

     On April 4, 1996, Petco filed a registration statement with the Securities and Exchange Commission for an offering of 5 million shares of Common Stock. Of the 5 million shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including Fund
II. The offering was effected on April 30, 1996, and on this date, Fund II sold its entire investment in Petco, which consisted of 175,238 shares of Common Stock. Fund II realized a gain of $2.9 million on the sale.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES

     The following is a brief description of the companies in Fund II's Managed Company portfolio during the year ended December 31, 1996:

     Anchor Advanced Products, Inc. ("Anchor")

     Anchor is a large manufacturer of toothbrushes and cosmetic packaging products. Anchor holds a major share of the U.S. market for contract manufacturing of toothbrushes, supplying many of the brand marketers. In addition, Anchor has a strong position in key areas of the cosmetic packaging market, including nail polish brushes, mascara packages and applicators and lipstick packaging products. This investment is valued at cost at December 31, 1996.

     Big V Supermarkets, Inc. ("Big V")

     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost at December 31, 1996.

     Cole National Corp. ("Cole")

     Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. The investment in Cole is valued at cost at December 31, 1996.

     First Alert, Inc. ("First Alert")

     First Alert is a designer and manufacturer of residential smoke detectors, fire extinguishers, portable rechargeable lights and other security and safety products. Fund II owns 2,058,474 shares of First Alert common stock. The closing market price at December 31, 1996 reflects unrealized depreciation of $10.8 million for the year ended December 31, 1996, bringing the aggregate net unrealized appreciation through December 31, 1996 to $3.6 million.

     Hills Stores Company ("Hills")

     Hills is an operator of discount department stores in the Northeast and Midwest and offers a broad selection of merchandise at everyday low prices, targeted primarily at the female shopper. Fund II recorded net unrealized depreciation of approximately $2.0 million on this investment for the year ended December 31, 1996. The closing market price of this investment reflects an aggregate net unrealized depreciation of approximately $31.7 million through December 31, 1996.

     Playtex Products, Inc. ("Playtex")

     Playtex manufactures and sells feminine hygiene and nursery products, household rubber gloves, toothbrushes and Jhirmack and LaCoupe haircare products. Fund II's year-end valuation of this investment reflects approximately $172,000 of unrealized appreciation recorded for the year ended December 31, 1996 and $2.5 million of cumulative net unrealized depreciation through December 31, 1996.

     Stanley Furniture Company, Inc. ("Stanley Furniture")

     Stanley Furniture designs, manufactures and markets furniture and fabric products.

     On November 13, 1996, Stanley Furniture completed a public offering of 1,000,000 shares of common stock at $16.00 per share. Following the offering, Stanley purchased a total of 150,000 shares from the selling shareholders including Fund II at the same price per share. Pursuant to these transactions, Fund II sold a total of 9,631 shares of Stanley Furniture common stock for a net price of $15.12 per share. Fund II received total proceeds of $145,621 and recognized a gain of approximately $25,000.

     Based upon the closing bid price at December 31, 1996, Fund II's valuation of Stanley Furniture reflects an aggregate of approximately $98,000 in net unrealized appreciation through December 31, 1996.

     During February 1997, Fund II sold an additional 272 shares of Stanley common stock pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended. Total proceeds from the sale were approximately $6,528.

     Cinnabon International, Inc. ("Cinnabon") (formerly Restaurants Unlimited)

     On August 7, 1996, Restaurants Unlimited, Inc sold its full service restaurant business division to a company owned and controlled by certain members of the Company's management group. As part of the agreement to sell the restaurant division, the Company agreed to change its name from Restaurants Unlimited, Inc., to Cinnabon and agreed to modify the terms of its Class A and B Preferred Stock, resulting in the buyer of the restaurant division having indirect responsibility for payment of one-third of the obligation to the preferred stockholders. Proceeds from the sale of approximately $24.5 million were used to pay down Cinnabon's then existing bank debt.

     Cinnabon operates and franchises a national chain of specialty cinnamon roll bakeries in more than 250 locations, operating under the Cinnabon World Famous Cinnamon Rolls brand name. The investment in Cinnabon is valued at cost at December 31, 1996.

     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES

     The following is a brief description of the companies in Fund II's Non-Managed Company portfolio during the year ended December 31, 1996:

     BioLease, Inc. ("BioLease")

     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. The investment in BioLease is valued at amoritized cost at December 31, 1996.

     Fitz and Floyd Corporation ("FFSC")

     During 1996, FFSC filed a voluntary petition for protection under Chapter 11 of the US Bankruptcy Code. Fund II has surrendered its equity holdings in FFSC, which resulted in a realized loss of approximately $20,000. As of December 31, 1996, Fund II wrote down the Senior Adjustable Rate Notes to $3.0 million, which resulted in aggregate unrealized depreciation of $9.7 million on this investment. See Note 4 to the financial statements for more information.

     FLA. Orthopedics, Inc.

     FLA. Orthopedics, headquartered in Miami, manufactures, markets and distributes production in two major lines of business: ergonomically designed safety products and orthopedic soft goods. On August 2, 1996 Fund II surrendered its 12.5% subordinate note and exchanged all common equity for preferred stock and new common stock purchase warrants. Fund II realized a loss of $4.8 million on the note surrendered.

     As of December 31, 1996, Fund II has valued its remaining investment in FLA. Orthopedics, Inc. at zero, which resulted in cumulative unrealized depreciation of $1.5 million.

     Soretox

     Soretox, through its wholly-owned subsidiary Stablex Canada Inc., is an inorganic hazardous waste management company operating in Eastern Canada and the Northeastern United States. Fund II is currently not accruing interest on this investment. Fund II's year end valuation reflects total unrealized depreciation of approximately $1.6 million through December 31, 1996.

     Competition

     Fund II has completed its investment period and its reinvestment program and, therefore, will no longer have to compete for investments. A majority of the portfolio companies are participating in extremely competitive businesses.

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

Item 3. Legal Proceedings

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the Court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending matter. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. In the opinion of legal council, the outcome of this case is not determinable at this time.

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraph commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. The parties are now engaged in discovery. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. In the opinion of legal council, the outcome of this case is not determinable at this time.

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996 the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants. In the opinion of legal council, the outcome of this case is not determinable at this time.

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of Fund II during the fourth quarter of the year ended December 31, 1996.

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

     The approximate number of Unit holders as of January 1, 1997, the last effective date of transfer (as described below), was 11,566. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partnership interests in Fund II.

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

     Beginning with the December 1994 client account statements, MLPF&S implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, MLPF&S no longer reports the General Partner's estimates of limited partnership net asset value to Unit holders. Pursuant to such MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as Fund II's Units) will be provided two times per year to MLPF&S by independent services. These estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements and month-end account statements through May of the following year, and on information available to the services on March 31st for reporting on June through November MLPF&S client account statements of the same year. MLPF&S clients may contact their MLPF&S Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and Fund II's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or Fund II's current net asset value upon the liquidation of Fund II's assets over its remaining life.

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

     Accordingly, Distributable Cash from Investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transferred and assignment is recognized by the Managing General Partner, will be payable to the transferor and not the transferee.

        Cash Distributions

     Fund II has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. Fund II's ability to make future cash distributions is restricted. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - the information in which is incorporated herein by reference.

Item 6.  Selected Financial Data
Supplemental Information Schedule

Selected Financial Data
                                                                      For the Years Ended December 31,
TOTAL FUND INFORMATION:                         1996               1995               1994                1993            1992
                                            -------------     --------------    ----------------    ---------------   -------------

Net Investment Income                       $  11,023,166       $ 4,146,846       $  7,816,305       $   4,967,971    $  11,835,023

Net Realized Gain on Sales of Investments       5,894,176         8,372,906         63,853,148          13,201,921        1,102,509

Net Change in (Depreciation) Appreciation
    on Investments                            (15,723,691)      (30,559,313)      (100,354,280)         80,586,157       38,881,428

Cash Distributions to Partners   (a)           49,261,781        29,490,761        101,901,964          31,187,989       13,773,393

Net Assets                                     71,115,538       119,183,669        166,713,991         297,300,782      229,732,722

Cost of Mezzanine Investments                 103,597,216       135,797,397        144,603,700         148,865,244      150,751,778

Total Assets                                   71,678,160       120,346,488        167,805,653         299,130,035      231,416,644


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                           $       50.33       $     32.05       $      49.88       $       52.20     $      73.49

Expenses                                           (15.11)           (19.71)            (19.70)             (29.85)          (20.25)
                                            -------------       -----------       ------------       -------------     ------------
Net Investment Income                       $       35.22       $     12.34       $      30.18       $       22.35     $      53.24
                                            =============       ===========       ============       =============     ============

Net Realized Gain on Sales of
  Investments                               $       14.47       $     34.23       $     225.61       $       59.39     $       4.96

Net Change in (Depreciation) Appreciation
  on Investments                                   (70.73)          (137.47)           (451.45)             362.52           174.91

Cash Distributions                                 193.14 (a)        110.56             413.35              140.30            61.96

Cumulative Cash Distributions                    1,051.20            858.06             747.50              334.15           193.85

Net Asset Value                                    314.44            528.63             730.09            1,339.10         1,035.14


(a)  Includes  $25.7  million or $115.70 per limited  partnership  Unit return of capital from the sale of portfolio investments during 1996.


     See Cash Distributions Schedule for additional information including return of capital.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     As of December 31, 1996, capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II") the final closing for which was held on December 20, 1989. Net proceeds available for investment by Fund II as of December 31, 1996 were $137,973,085, after adjusting for returns of capital distributed to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

     At December 31, 1996, Fund II had outstanding a total of $103.6 million invested in Mezzanine Investments representing (at cost) $82 million Managed and $21.6 million Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than one month.

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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any incentive fee earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of March 20, 1997, there is a Deferred Distribution Amount owed to the Managing General Partner of $867,350.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of March 31, 1997 the reserve balance was reduced to $8.9 million due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills Stores and Ghirardelli Holdings. Additionally $6.29 million of the reserve has been returned to the partners during 1995 and $1 million was returned to the partners as part of the 1996 fourth quarter distribution that was made on February 14, 1997. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. During 1996, the Independent General Partners have approved an additional follow-on investment in FFSC, Inc. of $2.4 million, which has not beed funded as of March 20, 1997.

     All net proceeds from the sale of Mezzanine Investments received by Fund II in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.

     The proportion of distributions provided by net investment income has decreased significantly from prior years, due primarily to increased sales and redemptions of Mezzanine Investments and a resulting decrease in investment income as those holdings cease to generate interest income. Pursuant to the terms of the Partnership Agreement, all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of future cash distributions to Limited Partners will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

Investment in High-Yield Securities

     Fund II invested primarily in subordinated debt and preferred stock securities ("High-Yield Securities"), generally linked with an equity participation, issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings. High-Yield Securities are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with High-Yield Securities than with investment grade securities because High-Yield Securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

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

     Certain issuers of High-Yield Securities held by Fund II (First Alert, Hills, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II were not registered in these offerings, Fund II has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least three years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

     For the year ended December 31, 1996, Fund II had investment income of $14.4 million, as compared to $8.5 million for the same period in 1995 and $12.9 million for the same period in 1994. The increase in 1996 investment income from 1995 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc. The decrease in 1995 investment income from 1994 is due primarily to the decline in short term interest rates and the decrease in Temporary Investments held by Fund II after distributions of return of capital to limited partners during 1995.

     Major  expenses for the period  consisted of Legal and  Professional  Fees,
Investment   Advisory   Fees,   Fund   Administration   Fees  and   Reimbursable
Administrative Expenses.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the years ended December 31, 1996, 1995 and 1994 were $1.3 million, $1.7 million and $2 million, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the litigation proceedings described in Note 11 to the Financial Statements.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid by Fund II to the Investment Adviser for the years ended December 31, 1996, 1995 and 1994 were $988,882, $1.5 million and $1.7 million, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1.2 million for Fund II and the Retirement Fund on a combined basis. These decreases in Investment Advisory Fees are a direct result of the sales of investments, returns of capital distributed to partners and realized losses on investments.

     The Fund Administration Fees paid to the Fund Administrator by Fund II for the years ended December 31, 1996, 1995 and 1994 were $675,250, $798,478 and
$835,643, respectively, and were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. These decreases in Fund Administration Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the years ended December 31, 1996, 1995 and 1994, Fund II incurred $139,158, $125,816 and $275,079, respectively, in reimbursable expenses.

     For the year ended December 31, 1996, Fund II had net investment income of $11 million as compared to $4.1 million for the same period in 1995 and $7.8 million for the same period in 1994. The increase in net investment income from 1995 to 1996 is the result of additional payment-in-kind interest income recorded upon the sale of CST in the first quarter of 1996 and lower Investment Advisory, Fund Administration and Legal and Professional Fees recorded in 1996. The decrease in 1995 as compared to 1994 net investment income is primarily attributable to a decrease in income from Mezzanine Investments and Temporary Investments partially offset by lower expenses, primarily Legal and Professional Fees.

Net Assets

     Fund II's net assets decreased by $48.1 million during the year ended December 31, 1996, due to the payment of cash distributions to partners of $49.3 million($25.7 million of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $15.7 million, partially offset by net investment income of $11 million and realized gains of $5.9 million from the sales of Mezzanine Investments.

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1996, Fund II recorded net unrealized depreciation of $15.7 million of which $12.5 million was related to net depreciation in market value of publicly traded securities held as of December 31, 1996. The unrealized depreciation can be attributed primarily to the decrease in value of First Alert and Hills Stores Company at December 31, 1996, as well as the reversal of unrealized appreciation of Petco upon the sale of Petco Securities held by Fund II. This compares to a net unrealized depreciation of $30.6 million at December 31, 1995, of which $22.7 million was related to net depreciation in market value of publicly traded securities. Fund II's cumulative net unrealized depreciation on investments as of December 31, 1996 totaled $43.2 million.

     For the year ended December 31, 1994, Fund II recorded net unrealized depreciation of $100.3 million of which $96.5 million was related to net unrealized depreciation in market value of publicly traded securities. The decrease can be attributed primarily to the reversal of unrealized appreciation from the sale of Snapple Beverage Corp.

     Fund II's valuation of the common stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at December 31, 1996.

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

     Approximately 53% of Fund II's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction.

     The First Alert, Hills, Stanley Furniture and Playtex securities held by Fund II are restricted securities under the SEC's Rule 144 and can only be sold under that rule in a registered public offering or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Fund II may be considered an affiliate of First
Alert and Stanley Furniture pursuant to Rule 144 under the Securities Act of 1933 and, therefore, any resale of securities of those companies under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Playtex and Stanley Furniture securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the year ended December 31, 1996, Fund II had net realized gains from investments of $5.9 million as compared to $8.4 million and $63.9 million for the years ended December 31, 1995 and 1994, respectively. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On February 3, 1997, the Individual General Partners approved the fourth quarter 1996 cash distribution totalling $1,833,044 which represents net investment income of $603,179 from Mezzanine Investments, $84,245 from Temporary Investments and Net Distributable Capital proceeds from the sale of Stanley Furniture of $145,620 (which includes a return of capital of $121,192).
Additionally, $1 million of the reserve for follow-on investments has been returned to the partners. The total amount distributed to Limited Partners was $1,226,250 or $5.53 per Unit, which was paid on February 14, 1997. The Managing General Partner received a total of $2,764 with respect to its interest in Fund II and $603,754 in incentive distributions. Thomas H. Lee, as an Individual General Partner, received $276 with respect to his interest in Fund II.

Cash Distributions

     The following  table  represents  distributions  approved by the Individual
General Partners of ML-Lee  Acquisition Fund II, L.P. since inception  (November
10, 1989):

                             Total        Limited                 Per Unit      Managing                  Individual
                          Distributed    Partners      Per        Return of     General      Incentive      General
                            Cash(a)       Amount       Unit        Capital       Partner       Fee(b)       Partner
                        ------------  ------------   --------    ----------   -----------    ----------   ----------

Fourth Quarter 1989       $1,224,768    $1,221,692   $   6.27       $     -     $  2,796      $      -       $   280
First Quarter 1990         3,776,596     3,767,253      17.00             -        8,494             -           849
Second Quarter 1990        4,943,920     4,751,996      21.43             -       11,120       179,692         1,112
Third Quarter 1990         3,487,811     3,479,179      15.69             -        7,847             -           785
Fourth Quarter 1990        6,045,031     5,705,499      25.73             -       13,598       324,574         1,360
First Quarter 1991         2,889,835     2,882,685      13.00             -        6,500             -           650
Second Quarter 1991        4,216,058     4,205,629      19.56             -        9,481             -           948
Third Quarter 1991         2,936,520     2,929,252      13.21             -        6,607             -           661
Fourth Quarter 1991        3,438,901     3,430,395      15.47             -        7,733             -           773
First Quarter 1992         3,599,446     3,590,052      16.19             -        8,584             -           810
Second Quarter 1992        3,829,652     3,820,667      17.23             -        8,124             -           861
Third Quarter 1992         2,905,394     2,898,207      13.07             -        6,534             -           653
Fourth Quarter 1992        3,027,660     3,020,167      13.62             -        6,812             -           681
First Quarter 1993        21,642,642    21,589,093      97.36         85.75       48,681             -         4,868
Second Quarter 1993        1,442,695     1,439,125       6.49             -        3,245             -           325
Third Quarter 1993         5,074,991     5,062,438      22.83          2.45       11,412             -         1,141
Fourth Quarter 1993       11,803,865    11,774,660      53.10          1.33       26,550             -         2,655
First Quarter 1994        16,087,488    16,047,686      72.37         59.42       36,184             -         3,618
Second Quarter 1994        4,214,710     4,204,285      18.96         12.24        9,477             -           948
Third Quarter 1994         1,298,201     1,294,991       5.84          3.42        2,918             -           292
Snapple Distribution
 on 12/15/94              68,497,700    58,336,675     263.08          9.70      164,845     9,979,695        16,485
Fourth Quarter 1994          375,092       241,702       1.09             -          543       132,793            54
EquiCredit Distribution
 on 2/14/95                7,276,582     6,359,647      28.68          2.68       16,826       898,426         1,683
First Quarter 1995         6,731,899     5,505,928      24.83         23.77       12,418     1,212,311         1,242
Second Quarter 1995        3,477,482     2,084,403       9.40           .57        6,215     1,386,242           622
Third Quarter 1995         2,019,088     1,124,247       5.07          4.50        2,536       892,051           254
Sun Pharmaceuticals
 Distribution on 12/11/95  9,610,616     9,200,200      41.49         37.42       20,744       387,598         2,074
Fourth Quarter 1995          333,445       332,618       1.50             -          752             -            75
CST Distribution
 on 5/03/96               25,825,311    20,917,206      94.33         63.04       47,165     4,856,223         4,717
First Quarter 1996         1,766,006     1,263,947       5.70             -        2,849       498,925           285
Ghirardelli Distribution
 on 5/03/96                9,409,746     9,386,466      42.33         32.57       21,164             -         2,116
Second Quarter 1996       11,494,950    10,745,763      48.46         20.09       24,229       722,535         2,423
Third Quarter 1996           432,323       181,831        .82             -          410       250,041            41
Fourth Quarter 1996        1,833,044     1,226,250       5.53          5.04        2,764       603,754           276
                       -------------  ------------  ---------      --------    ---------   -----------      --------
Totals                 $ 256,969,468  $234,021,834  $1,056.73      $ 363.99    $ 566,157   $22,324,860(c)   $ 56,617
                       =============  ============  =========      ========    =========   ===========      ========

(a)    Distributions are paid no later than 45 days after the end of each quarter.

(b) Incentive distribution to the Managing General Partner for exceeding the cumulative Priority Return on Mezzanine Investments to Limited Partners.

(c)    Subsequent to the  Distribution  paid on February 14, 1997,  there was a
       Deferred  Distribution  Amount  outstanding  of  $867,350  or $3.91 per  Limited
       Partner Unit that is payable to the Managing General  Partner.  This amount will be paid to the Managing General Partner from certain future  Distributable  Cash from Operations until the Deferred Distribution Amount is paid in full.

Item 8.    Financial Statements and Supplementary Data


                        ML-LEE ACQUISITION FUND II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets, Liabilities and Partners' Capital
    As of December 31, 1996 and December 31, 1995

Statements of Operations
    For the Years Ended  December 31, 1996, 1995 and 1994

Statements of  Changes in Net Assets
    For the Years Ended December 31, 1996, 1995 and 1994

Statements of Cash Flows
    For the Years Ended December 31, 1996, 1995 and 1994

Statements of Changes in Partners' Capital
    For the Years Ended December 31, 1996, 1995 and 1994

Schedule of Portfolio Investments - December 31, 1996

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses (Schedule 1)

Supplementary Schedule of Unrealized Appreciation and Depreciation (Schedule 2)

                       Report of Independent Accountants



To the General and Limited Partners
of ML-Lee Acquisition Fund II, L.P.

        In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund II, L.P. (the "Fund") at December 31, 1996 and 1995, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1996 by correspondence with the custodian and brokers and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $60,380,895 at December 31, 1996 (84.9% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. We have reviewed the procedures used by the Managing General Partner and the Investment Adviser in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

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



PRICE WATERHOUSE LLP


New York, New York
March 20, 1997
execpt as to Note 13 which is as of March 26, 1997

                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                                   For the Year Ended
                                                                             December 31,     December 31,
                                                                                 1996              1995
                                                                              ----------       ----------

ASSETS:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $81,990
      at December 31, 1996 and $105,477 at December 31, 1995)                 $   51,516      $   88,955
    Non-Managed Companies (amortized cost $21,608
      at December 31, 1996 and $30,341 at December 31, 1995)                       8,865          19,340
    Temporary Investments, at amortized cost (cost $10,199
      at December 31, 1996 and $10,024 at December 31, 1995)                      10,217          10,042
Cash (of which $115 is restricted at December 31, 1996)                              125               1
Accrued Interest Receivable - Note 2                                                 951           2,005
Prepaid Expenses                                                                       4               4
                                                                              ----------      ----------
TOTAL ASSETS                                                                  $   71,678      $  120,347
                                                                              ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                       $      159      $      363
    Reimbursable Administrative Expenses Payable - Note 8                             45              57
    Independent General Partners' Fees Payable - Note 9                               33              66
    Deferred Interest Income - Note 2                                                326             678
                                                                              ----------      ----------
Total Liabilities                                                                    563           1,164
                                                                              ----------      ----------

Partners' Capital - Note 2
    Individual General Partner                                                        19              29
    Managing General Partner                                                       1,368           1,932
    Limited Partners (221,745 Units)                                              69,728         117,222
                                                                              ----------      ----------
Total Partners' Capital                                                           71,115         119,183
                                                                              ----------      ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $   71,678      $  120,347
                                                                              ==========      ==========


                  See the Accompanying Notes to Financial Statements.



                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                  For the Year Ended December 31,

                                                                                      1996          1995       1994
                                                                                   ---------    ---------    ---------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                                           $  13,462    $   7,523    $  11,395
Discount and Dividend Income                                                             920        1,004        1,522
                                                                                   ---------    ---------    ---------
    TOTAL INCOME                                                                      14,382        8,527       12,917
                                                                                   ---------    ---------    ---------
EXPENSES:
Investment Advisory Fee - Note 7                                                         989        1,537        1,700
Fund Administration Fee - Note 8                                                         675          798          836
Reimbursable Administrative Expenses - Note 8                                            139          126          275
Legal and Professional Fees                                                            1,345        1,651        2,051
Independent General Partners' Fees and Expenses - Note 9                                 207          263          184
Insurance Expense                                                                          4            5            5
Amortization of Deferred Organization Expenses Note 2                                     --           --           50
                                                                                   ---------    ---------    ---------
    TOTAL EXPENSES                                                                     3,359        4,380        5,101
                                                                                   ---------    ---------    ---------

NET INVESTMENT INCOME                                                                 11,023        4,147        7,816
                                                                                   ---------    ---------    ---------
Net Realized Gain on Investments - Note 4 and Schedule 1                               5,895        8,373       63,853
Net Change in Unrealized Depreciation                                              ---------    ---------    ---------
  on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                                         (13,952)     (22,693)     (96,537)
  Nonpublic Securities                                                                (1,772)      (7,867)      (3,817)
                                                                                   ---------    ---------    ---------
SUBTOTAL                                                                             (15,724)     (30,560)    (100,354)
NET INCREASE (DECREASE) IN NET ASSETS                                              ---------    ---------    ---------
   RESULTING FROM OPERATIONS                                                           1,194      (18,040)     (28,685)
Less:  Incentive Fees Earned by Managing General Partner                              (5,366)      (2,162)     (14,773)
                                                                                   ---------    ---------    ---------
NET DECREASE AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                                     $  (4,172)   $ (20,202)   $ (43,458)
                                                                                   =========    =========    =========


               See the Accompanying Notes to Financial Statements


                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                             For the Year Ended December 31,

                                                         1996              1995             1994
                                                      ---------         ---------        ---------
FROM OPERATIONS:

Net Investment Income                                  $  11,023        $   4,147        $   7,816

Net Realized Gain on Investments                           5,895            8,373           63,853

Net Change in Unrealized  Depreciation
  From Investments                                       (15,724)         (30,560)        (100,354)
                                                       ---------         ---------        ---------

Net Increase (Decrease) in Net Assets
  Resulting from Operations                                1,194          (18,040)         (28,685)

Cash Distributions to Partners                           (49,262)         (29,491)        (101,902)
                                                       ---------        ---------        ---------

Total Decrease                                           (48,068)         (47,531)        (130,587)

NET ASSETS:

Beginning of Year                                        119,183          166,714          297,301
                                                       ---------        ---------        ---------

End of Period                                          $  71,115        $ 119,183        $ 166,714
                                                       =========        =========        =========


               See the Accompanying Notes to Financial Statements.

                                 ML-LEE ACQUISITION FUND II, L.P.
                                    STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)

                                                                                      For The Year December 31,
                                                                                   1996         1995         1994
                                                                                ---------    ---------    ---------
Increase  (Decrease)  in Cash and Cash  Equivalents
  CASH FLOWS  FROM  OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                       $  15,268    $   7,650    $  13,218
  Legal and Professional Fees                                                      (1,549)      (1,363)      (2,161)
  Investment Advisory Fee                                                            (989)      (1,537)      (1,700)
  Fund Administration Fee                                                            (675)        (799)        (836)
  Independent General Partners' Fees and Expenses                                    (240)        (242)        (222)
  Reimbursable Administrative Expenses                                               (151)        (156)        (187)
  (Purchase) Sale of Temporary Investments, Net                                      (175)       8,321       24,728
  Proceeds from Sales of Portfolio Company Investments                             37,901       19,256       80,364
  Purchase of Portfolio Company Investments                                            --       (1,635)     (11,358)
  Insurance Expense                                                                    (4)          (4)          (4)
  Closing Fees Received                                                                --           --           60
                                                                                ---------    ---------    ---------
    Net Cash Provided by Operating Activities                                      49,386       29,491      101,902
                                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                  (49,262)     (29,491)    (101,902)
                                                                                ---------    ---------    ---------
    Net Cash Applied to Financing Activities                                      (49,262)     (29,491)    (101,902)
                                                                                ---------    ---------    ---------
  Net Increase in Cash                                                                124           --           --
  Cash at Beginning of Year                                                             1            1            1
                                                                                ---------    ---------    ---------
   Cash at End of Year                                                          $     125    $       1    $       1
                                                                                =========    =========    =========

                                     RECONCILIATION OF NET INVESTMENT INCOME
                                   TO NET CASH PROVIDED BY OPERATING ACTIVITIES


Net Investment Income                                                           $  11,023    $   4,147    $   7,816
                                                                                ---------    ---------    ---------
Adjustments to Reconcile Net Investment Income to
  Net Cash Provided by Operating Activities:
  Decrease in Investments                                                          32,015       17,569       30,370
  (Increase) Decrease in Accrued Interest,
    Dividend and Discount Receivable                                                  702         (878)         301
  Decrease in Prepaid Expenses                                                         --           --           15
  (Decrease) Increase in Legal and Professional Fees Payable                         (204)         291         (109)
  (Decrease) Increase in Reimbursable Administrative Expenses Payable                 (12)         (31)          88
  (Decrease) Increase in Independent General Partners' Fees Payable                   (33)          20          (39)
  Amortization of Deferred Organization Expenses                                       --           --           50
  Increase in Deferred Closing Fees                                                  ` --           --           60
  Decrease in Option Payable                                                           --           --         (503)
  Net Realized Gain on Sales of Investments                                         5,895        8,373       63,853
                                                                                ---------    ---------    ---------
Total Adjustments                                                                  38,363       25,344       94,086
                                                                                ---------    ---------    ---------
Net Cash Provided by Operating Activities                                       $  49,386    $  29,491    $ 101,902
                                                                                =========    =========    =========

               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                   Individual     Managing
                                                                     General       General         Limited
                                                                     Partner       Partner         Partners            Total
                                                                   ----------     ---------       -----------       -----------
Notes 2 and 3
For the Year Ended December 31, 1994
Partners' Capital at January 1, 1994                                $      71     $     291       $   296,939       $   297,301
Allocation of Net Investment Income                                         2         1,122             6,692             7,816
Allocation of Net Realized Gain on Investments                             14        13,812            50,027            63,853
Allocation of Net Change in Unrealized Depreciation
  From Investments                                                        (23)         (225)         (100,106)         (100,354)
Cash Distributions to Partners                                            (24)      (10,220)          (91,658)         (101,902)
                                                                    ---------     ---------       -----------       -----------
Partners' Capital at December 31, 1994                              $      40     $   4,780       $   161,894       $   166,714
                                                                    =========     =========       ===========       ===========

For the Year Ended December 31, 1995
Partners' Capital at January 1, 1995                                $      40     $   4,780       $   161,894       $   166,714
Allocation of Net Investment Income                                         1         1,410             2,736             4,147
Allocation of Net Realized Gain on Investments                              1           780             7,592             8,373
Allocation of Net Change in Unrealized Depreciation                        (7)          (69)          (30,484)          (30,560)
  From Investments
Cash Distributions to Partners                                             (6)       (4,969)          (24,516)          (29,491)
                                                                    ---------     ---------       -----------       -----------
Partners' Capital at December 31, 1995                              $      29     $   1,932       $   117,222       $   119,183
                                                                    =========     =========       ===========       ===========

For the Year Ended December 31, 1996
Partners' Capital at January 1, 1996                                $      29     $   1,932       $   117,222       $   119,183
Allocation of Net Investment Income                                         2         3,211             7,810            11,023
Allocation of Net Realized Gain on Investments                              1         2,684             3,210             5,895
Allocation of Net Change in Unrealized
  Depreciation From Investments                                            (3)          (35)          (15,686)          (15,724)
Cash Distributions to Partners                                            (10)       (6,424)          (42,828)          (49,262)
                                                                    ---------     ---------       -----------       -----------
Partners' Capital at December 31, 1996                              $      19     $   1,368       $    69,728        $   71,115
                                                                    =========     =========       ===========        ==========


                       See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                December 31, 1996
                             (DOLLARS IN THOUSANDS)

   Principal                                                                                                  Fair      % Of
    Amount                                                                           Investment Investment   Value      Total
Shares/Warrants         Investment                                                      Date       Cost(e)  (Note 2)   Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   ANCHOR ADVANCED PRODUCTS, INC. (b)
$5,867             Anchor Advanced Products, Inc., Sr. Sub. Nt.11.67% due 04/30/00(c)  04/30/90 $  5,867   $  5,867
$7,822             Anchor Advanced Products, Inc., Jr. Sub. Nt.17.5% due 04/30/00(c)   04/30/90    7,822      7,822
162,967 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90    1,548      1,548
247,710 Warrants   Anchor Holdings Inc., Common Stock Purchase Warrants(d)             04/30/90        0          0
                     (26.1% of fully diluted common equity assuming exercise                    ------------------------------
                       of warrants) (i)                                                           15,237     15,237      21.58
                                                                                                ------------------------------
                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90   13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90    4,107      4,107
                     (16.6% of fully diluted common equity) (i)                                 ------------------------------
                                                                                                  17,144     17,144      24.28
                                                                                                ------------------------------
                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90        0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)(i)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $1,393
                   Repaid 11/15/90                        $1,393                                ------------------------------
                   Realized Gain                          $    0                                       0          0       0.00
                                                                                                ------------------------------
2,058,474 Shares   FIRST ALERT, INC., (b) Note 5
                   First Alert, Inc., Common Stock(a)(d)                               07/31/92    3,320      6,947
                     (8.1% of fully diluted common equity) (i)
                      $ 10,198 12.5% Sub. Note
                      Purchased 07/31/92                    $10,198
                      Repaid 03/28/94                       $10,198
                      Realized Gain                         $     0                             ------------------------------
                                                                                                   3,320      6,947       9.84
                                                                                                ------------------------------
                  HILLS STORES COMPANY - Notes 4,5
458,432 Shares    Hills Stores Company, Common Stock(a)(d)                             04/03/90   30,246      2,750
62,616 Shares     Hills Stores Company, Common Stock(a)(d)                             08/21/95    4,530        376
                    (4.1% of fully diluted common equity) (i)                                   ------------------------------
                                                                                                  34,776      3,126       4.43
                                                                                                ------------------------------
                  PLAYTEX PRODUCTS, INC. (b) - Note 5
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                           03/29/90    5,299      2,750
                    (.6%  of  fully  diluted   common  equity)  (i)
                    $7,333  15% Subordinated  Note
                    Purchased  03/29/90                 $7,333
                    Sold 09/28/90                       $7,349
                    Realized  Gain                      $   16
                    84,870  Shares  Common  Stock
                    Purchased 03/29/90                  $  282
                    Sold 12/20/91                       $  328
                    Realized Gain                       $   46
                    $7,334 15% Subordinated Note
                    Purchased  03/29/90                 $7,334
                    Sold 02/01/93                       $7,327
                    Realized Loss                       $   (7)
                    Total Net Realized Gain             $   55                                  -----------------------------
                                                                                                   5,299      2,750      3.90
                                                                                                -----------------------------
                  CINNABON INTERNATIONAL, INC. (formerly Restaurants Unlimited)
$6,044            Restaurants Unlimited, 11% Subordinated Note due 06/30/02(c)        06/03/94     6,044      6,044
391,302 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                     06/03/94         0          0
                    (2.1% of fully diluted common equity) (i)                                   -----------------------------
                                                                                                   6,044      6,044      8.56
                                                                                                -----------------------------
                  STANLEY FURNITURE COMPANY, INC. (b) - Notes 4, 5
13,474 Shares     Stanley Furniture Company, Inc., Common Stock(a)(d)                 06/30/91       170        268
                    (0.4% of fully diluted common equity) (i)
                    9,631 Shares Common Stock
                    Purchased  6/30/91                  $  121
                    Sold 8,375 Shares 11/13/96          $  127
                    Sold 1,256 Shares 12/13/96          $   19
                    Realized Gain                       $   25                                  ----------------------------
                                                                                                     170        268     0.38
                                                                                                ----------------------------
TOTAL INVESTMENT IN MANAGED COMPANIES                                                           $ 81,990   $ 51,516    72.97
                                                                                                ============================
               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                December 31, 1996
                             (DOLLARS IN THOUSANDS)

  Principal                                                                                                   Fair       % Of
   Amount                                                                            Investment Investment   Value      Total
Shares/Warrants          Investment                                                     Date       Cost(e)  (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$784              Biolease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94  $    676      $ 704
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94         94
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                 -----------------------------
                                                                                                      784        812      1.15
                                                                                                 -----------------------------
                  FITZ AND FLOYD - Notes 4,5,6
$10,281           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          03/31/93    10,266      2,448
$ 2,419           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          07/30/93     2,414        576
                     1,324,508 Shares Common Stock
                     Purchased Various            $  20
                     Surrendered May 1996             -
                     Realized Loss                $ (20)                                         -----------------------------
                                                                                                   12,680      3,024      4.28
                                                                                                 -----------------------------
                  FLA. ORTHOPEDICS, INC. - Notes 4,5
19,366 Shares     FLA. Holdings, Inc. Series B Preferred Stock (d)                     08/02/93     1,513          0
 3,822 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         0          0
                     $4,842  12.5 Sub. Note
                     Purchased 8/02/93            $ 4,842
                     Surrendered 8/02/96          $     -
                     Realized Loss                $(4,842)                                       -----------------------------
                                                                                                    1,513          0      0.00
                                                                                                 -----------------------------
                  SORETOX - Notes 5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)             06/29/95     3,503      2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)         06/29/95     3,128      2,439
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                      12/06/91         0          0
                                                                                                 -----------------------------
                                                                                                    6,631      5,029      7.13
                                                                                                 -----------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                      $21,608      8,865     12.56
                                                                                                 =============================

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                  Various     52,757     41,527     58.82
                   Preferred Stock, Common Stock, Warrants and Stock Rights            Various     50,841     18,854     26.71
                                                                                                 -----------------------------

                   TOTAL MEZZANINE INVESTMENTS                                                   $103,598   $ 60,381     85.53
                                                                                                 =============================
                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER
$ 4,650            State Street Clipper Receivable, 5.46% due 1/02/97                 12/17/96      4,639      4,649
$   614            Ford Motor Credit Company, 5.55% due 01/06/97                      12/20/96        612        613
$ 4,960            Ford Motor Credit Company, 5.62%, due 01/08/97                     12/24/96      4,948      4,955
                                                                                                 -----------------------------

                   TOTAL INVESTMENT IN COMMERCIAL PAPER                                            10,199     10,217     14.47
                                                                                                 -----------------------------

                   TOTAL TEMPORARY INVESTMENTS                                                     10,199     10,217     14.47
                                                                                                 -----------------------------

                   TOTAL INVESTMENT PORTFOLIO                                                    $113,797   $ 70,598    100.00%
                                                                                                 =============================



    (a) Publicly traded class of securities.
    (b) Represents investment in affiliates as defined in the Investment Company Act of 1940.
    (c) Restricted security.
    (d) Restricted non-income producing equity security.
    (e) Represents  original  cost and excludes  accretion of discount of $28 for
        Mezzanine Investments and $18 for Temporary Investments.
    (f) Inclusive of receipt of payment-in-kind securities.
    (g) Non-accrual investment status.
    (h) Non-income producing equity security.
    (i) Percentages of common equity have not been audited by Price Waterhouse LLP.


               See the Accompanying Notes to Financial Statements.

                         ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

     As described in the Prospectus, Fund II will terminate no later than January 5, 2000, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of Fund II. Fund II will then have five additional years to liquidate its remaining investments.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because the portfolio investments of companies whose equity is publicly traded are valued at the last price at December 31, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1996 and December 31, 1995, Fund II had in its portfolio of investments $441,900 and $751,907, respectively, of payment-in-kind notes which excludes $1.1 million and $7.6 million, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of December 31, 1996 and December 31, 1995, Fund II had in its portfolio of investments $29,059 and $2.3 million respectively, of payment-in-kind equity securities.

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

Partners' Capital

     Partners' Capital represents Fund II's equity divided in proportion to the Partners' Capital Contributions and does not represent the Partners' Capital Accounts. Profits and losses, as defined in the Partnership Agreement, when realized, are allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

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

4.      Investment Transactions

     On March 22, 1996, by means of merger of Lee-CST Holding Corp. with an unaffilated third party, Fund II sold its entire investment in CST Office Products ("CST") for total proceeds of $26.5 million. Fund II received an aggregate of $21.1 million for the $6.4 million principal amount 12% senior subordinated note, the $6.4 million principal amount 18% junior subordinated note, approximately $7.5 million in principal amount of 15% payment in kind subordinated notes issued with respect thereto, plus all outstanding accrued interest on these notes. Additionally, Fund II received $2.6 million, or $16 per share, for its common stock and $2.8 million, or $15.99 per share, for its common stock purchase warrants. Fund II realized a gain of $4.3 million and additional interest income of $7.2 million for the payment-in-kind subordinated notes that were previously classified as non-accrual.

     On April 4, 1996, Petco filed a registration statement with the Securities and Exchange Commission for an offering of 5 million shares of Common Stock. Of the 5 million shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including Fund
II. The offering was effected on April 30, 1996, and on this date, Fund II sold its entire investment in Petco, which consisted of 175,238 shares of Common Stock. Fund II realized a gain of $2.9 million on the sale.

     On April 1, 1996, Fund II sold its entire investment in Ghirardelli Holdings Corp. ("Ghirardelli") to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. Fund II received net proceeds from the sale of $9.6 million, which consisted of $4.9 million as prepayment for the 13% Subordinated Note (including $77,607 of accrued interest), $3.2 million for the common stock (of which $114,730 is proceeds held in escrow) and $1.5 million for the preferred stock (including $26,475 of accrued dividends). The sale resulted in a realized gain of $2.3 million to Fund II.

     Operating performance at Fitz & Floyd Corp. ("FFSC"), has fallen substantially below plan. On March 29, 1996, FFSC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, and continues operating the business as debtor-in-possession. In May 1996, Fund II surrendered its common stock in FFSC and realized a loss of $20,000. The Investment Adviser is working to implement a plan of joint reorganization for FFSC.

     On May 17, 1996, pursuant to a Redemption and Repurchase Agreement with National Tobacco Company, a Non-Managed Company in Fund II's portfolio, and certain existing lenders, Fund II received net proceeds of $5.2 million from the repayment and redemption of its investment in National Tobacco. In connection with the Agreement, National Tobacco prepaid the Subordinated Notes, plus all accrued and unpaid interest, and redeemed the partnership interest in National Tobacco held by Fund II. Fund II recognized a gain of $1.3 million from the transaction.

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

     On November 13, 1996, Stanley Furniture completed a public offering of 1,000,000 shares of common stock at $16.00 per share. Following the offering, Stanley purchased a total of 150,000 shares from the selling shareholders including Fund II at the same price per share. Pursuant to these transactions, Fund II sold a total of 9,631 shares of Stanley Furniture common stock for a net price of $15.12 per share. Fund II received total proceeds of $145,621 and recognized a gain of approximately $25,000.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. Following the fourth quarter 1996 Cash Distribution made on February 14, 1997, the reserve balance was reduced to $8.9 million due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills Stores and Ghirardelli Holdings. Additionally, $6.29 million of the reserve was returned to the partners during 1995 and $1 million was returned to partners on February 14, 1997. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. During 1996, the Independent General Partners have approved an additional follow on investment in FFSC,Inc. for $2.4 million, which has not been funded as of March 20, 1997.

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

5.   Unrealized Appreciation and Depreciation of Investments

     For the year ended December 31, 1996, Fund II recorded net unrealized depreciation of $15.7 million of which $12.5 million was related to net depreciation in market value of publicly traded securities held as of December 31, 1996. The unrealized depreciation can be attributed primarily to the decrease in value of First Alert and Hills Stores Company at December 31, 1996, as well as the reversal of unrealized appreciation of Petco from the sale of the Petco securities held by Fund II. This compares to a net unrealized depreciation of $30.6 million at December 31, 1995 of which $22.7 million was related to net depreciation in market value of publicly traded securities. Fund II's cumulative net unrealized depreciation on investments as of December 31, 1996 totaled $43.2 million

     For the year ended December 31, 1994, Fund II recorded net unrealized depreciation of $100.3 million of which $96.5 million was related to net unrealized depreciation in market value of publicly traded securities.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

6.      Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

        FFSC, Inc. on January 1, 1994.
        Stablex Canada, Inc. on June 29, 1995.

7.      Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. For the years ended December 31, 1996, 1995 and 1994, Fund II paid $988,882, $1.5 million and $1.7 million, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.      Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the years ended December 31, 1996, 1995 and 1994, Fund II paid $675,250, $798,478 and $835,643, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the year ended December 31, 1996, 1995 and 1994, Fund II incurred $139,158, $125,816 and $275,079, respectively, in reimbursable expenses.

9.      Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund and compensation for each of the Independent General Partners is reviewed annually by the Individual General Partners. For the years ended December 31, 1996, 1995 and 1994, Fund II incurred $207,269, $262,832 and $184,280, respectively, in Independent General Partners' Fees and Expenses.

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

     During 1996, Fund II paid Managing General Partner distributions totaling $6,424,293 (which included $6,327,724 of incentive distributions and $96,569 with respect to its interest in Fund II). Of this incentive distribution amount, 95% or $6,011,338 was paid to the Investment Adviser and the remaining 5% totaling $316,386 was paid to ML Mezzanine II Inc. The Managing General Partner earned a total of $22.8 million in incentive distributions, of which $867,350 was deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

11.     Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the Court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending matter. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. In the opinion of legal council, the outcome of this case is not determinable at this time.

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraph commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. The parties are now engaged in discovery. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. In the opinion of legal council, the outcome of this case is not determinable at this time.

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996 the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants. In the opinion of legal council, the outcome of this case is not determinable at this time.

12.  Income Taxes (Statement of Financial Accounting Standards No. 109)

     No provision for income taxes has been made because all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1996, the tax basis of Fund II's assets are greater than the amounts reported in the financial statements by $44.1 million. This difference is primarily attributable to net unrealized depreciation and appreciation on investments which has not been recognized for tax purposes.

13. Subsequent Events

     On February 3, 1997, the Individual General Partners approved the fourth quarter 1996 cash distribution totaling $1,833,044 which represents net investment income of $603,179 from Mezzanine Investments, $84,245 from Temporary Investments and Net Distributable Capital Proceeds from the sale of Stanley Furniture of $145,620 (which includes a return of capital of $121,192).
Additionally, $1 million of the reserve for follow-on investments has been returned to the partners. The total amount distributed to Limited Partners was $1,226,250 or $5.53 per Unit, which was paid on February 14, 1997. The Managing General Partner received a total of $2,764 with respect to its interest in Fund II and $603,754 in incentive distributions. Thomas H. Lee, as an Individual General Partner, received $276 with respect to his interest in Fund II.

     Anchor Advanced Products, Inc. ("Anchor") is in the process of completing a bond financing pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 26, 1997, the Investment Adviser informed the fund that the pricing terms of the bond financing had been established. If the financing is completed, the proceeds of the bond financing and related transactions will be used to repay substantially all of Anchor's outstanding debt (including accrued interest and premiums, if any), and to pay a dividend on the capital stock of Anchor Holdings, Inc., the parent of Anchor (collectively, the "Recapitalization"). The Fund's share of this dividend, assuming exercise of the warrants as discussed below, will be $7.8 milion. The Recapitalization is expected to be consummated during the first week of April, 1997. In connection with the Recapitalization, the Fund anticipates that it will exercise its warrants to purchase common stock of Anchor Holdings, Inc. at $9.50 per share.

                                                               SCHEDULE 1
                                                      ML-LEE ACQUISITION FUND II, L.P.
                                          SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                                                  FOR THE YEAR ENDED DECEMBER 31, 1996
                                                         (DOLLARS IN THOUSANDS)


                                                           Principle Amount/   Investment                     Realized
SECURITY                                                   Number of Shares       Cost       Net Proceeds        Gain
                                                           ----------------   ------------   ------------   ------------

CST Office Products, Inc.
`                    Common Stock                                   162,949   $      1,304   $      2,607   $      1,303
                     Notes                                     $     12,710         12,710         12,837            127
                     Warrants                                       177,207             --          2,834          2,834


Ghirardelli Chocolate
                     Notes                                     $      4,672          4,672          4,854            182
                     Common Stock                                   540,892          1,168          3,167          1,999
                     Preferred Stock                                 14,016          1,402          1,505            103


Petco
                     Common Stock                                   175,238          1,915          4,794          2,879


FFSC, Inc.
                     Common Stock                                 2,542,337             20              -            (20)


National Tobacco
                     Notes                                     $      3,618          3,618          4,843          1,225
                     Partnership Interest                      $        234            234            314             80


Florida Orthopedics
                     Subordinated Note                         $      4,842          4,842             --         (4,842)


Stanley Furniture
                     Common Stock                                     9,631            121            146             25


                                                                              ------------   ------------   ------------
                                                                              $     32,006   $     37,901   $      5,895
                                                                              ============   ============   ============



                                   SCHEDULE 2
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                         ML-LEE ACQUISITION FUND II, L.P
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                                           Total
                                                         Unrealized
                                                        Appreciation
                                   Investment    Fair (Depreciation)       Unrealized Appreciation/ (Depreciation) For       1991
SECURITY                               Cost      Value Dec. 31, 1996   1996       1995        1994        1993       1992   & Prior
---------------------------------  --------   --------   --------   ---------   ---------   ---------   ---------   ------  -------
PUBLICLY TRADED SECURITIES:

First Alert, Inc.
  Common Stock *                    $ 3,320   $  6,947   $  3,627   $ (10,807)  $ (12,351)  $  26,785   $      --   $   --  $    --

Hills Stores Company
  Common Stock *                      34,776      3,126    (31,650)     (2,019)     (5,722)        189     (24,098)      --       --

Playtex Products, Inc.
  Common Stock *                      5,299      2,750     (2,549)        172         129      (2,522)     (1,092)      --      764

Stanley
  Common Stock *                        170        268         98         204         (46)        (78)         18       --       --
                                                         --------   ---------   ---------   ---------   ---------   ------  -------
TOTAL UNREALIZED APPRECIATION                            $(30,474)  $ (12,450)  $ (17,990)  $  24,374   $ (25,172)  $   --  $   764
  (DEPRECIATION) FROM PUBLICLY                           --------   ---------   ---------   ---------   ---------   ------  -------
  TRADED SECURITIES

NON PUBLIC SECURITIES:

FFSC, Inc.
  Common Stock                      $    --   $     --     $   --   $      20   $      --   $     (20)  $      --   $   --  $    --
  Adjusted Rate Senior Note *        12,680      3,024     (9,659)     (6,634)     (3,025)         --          --       --       --

FLA. Orthopedics, Inc.
  Preferred  Stock*                   1,513         --     (1,513)         --          --      (1,513)         --       --       --
  Subordinated Note                      --         --         --       4,842      (4,842)         --          --       --       --

Stablex Canada Inc.
  Subordinated Notes*                 6,631      5,029     (1,602)         --          --      (1,602)         --       --       --

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC                         --------   ---------   ---------   ---------   ---------   ------  -------
   SECURITIES                                            $(12,774)  $  (1,772)  $  (7,867)  $  (3,135)  $      --   $   --  $    --
                                                         --------   ---------   ---------   ---------   ---------   ------  -------

Reversal of Unrealized
  Appreciation/(Depreciation)
  For Investments Sold
Sold in 1996

Petco
Common Stock                       $     --     $   --   $     --   $  (1,502)  $   1,951   $    (449)  $      --   $   --  $    --

Sold Prior to 1996
   Various                               --         --         --          --      (6,654)   (121,144)    105,758   38,881  (16,841)

Total Unrealized
  Appreciation/(Depreciation)                            --------   ---------   ---------   ---------   ---------   ------  -------
  for Investments sold:                                        --      (1,502)     (4,703)   (121,593)    105,758   38,881  (16,841)
                                                         --------   ---------   ---------   ---------   ---------   ------  -------
NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                         $(43,248)  $ (15,724)  $ (30,560)  $(100,354)  $  80,586  $38,881 $(16,077)
                                                         ========   =========   =========   =========   =========  ======= ========

      *  Restricted Security

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

     Mr. Alden, age 74, is a director of Colgate - Palmolive Company, Digital Equipment Corporation, Intermet Corporation and Sonesta International Hotels Corporation. Mr. Alden also serves as Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Counsel General of the Royal Kingdom of Thailand. Mr. Alden has also served as an Individual General Partner of ML-Lee Acquisition Fund, L.P. ("Fund I") since its inception in 1987.

     Mr.  Bower,  age  58,  is the  Donald  Kirk  David  Professor  of  Business
Administration at the Harvard University Graduate School of Business Administration. He has served as a faculty member of the University since 1963. Mr. Bower is also a director of Anika Research, Inc., Brown Group, Inc., New America High Income Fund, Sonesta International Hotels Corporation and The Lincoln Foundation. Mr. Bower serves as trustee of the DeCordova & Dana Museum and Park and the New England Conservatory of Music. Mr. Bower has also served as an Individual General Partner of Fund I since its inception in 1987.

     Mr. Feldberg, age 72, is director of Waban Inc. He also serves as a Trustee of Brandeis University. Mr. Feldberg has also served as an Individual General Partner of Fund I since its inception in 1987.

     Mr. Lee, age 53, founded the Thomas H. Lee Company in 1974 and since that time has served as its Chief Executive Officer. Mr. Lee also is Chairman and a Trustee of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II, L.P., the respective investment advisers to Fund I and the Funds, is an Individual General Partner of THL Equity Advisors Limited Partnership, the investment adviser to Thomas H. Lee Equity Partners, L.P. which participates in equity or equity-related investments of certain companies acquired by the respective funds. In addition, Mr. Lee has also served as an Individual General Partner of Fund I since its inception in 1987. In addition, Mr. Lee is an Individual General Partner of the Equity Advisors III Limited Partnership, the Investment Advisor to Thomas H. Lee Equity Fund III, L.P.

     From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank's high technology lending group and became a Vice President in 1973. Prior to 1966, Mr. Lee was a Securities Analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves as a director of Autotote Corporation, Finlay Enterprises Inc., Health o meter Products, Inc., First Security Services Corporation, Livent Inc, Miller Import Corporation, Vail Resorts, Inc. and Playtex Products Inc.

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

     The Investment Adviser

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and Fund II dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for Fund II. The Investment Adviser received an Investment Advisory Fee in compensation for these services outlined in Note 7 to the Financial Statements.

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

     John W. Childs, age 55, is the founder of J.W. Childs Associates, L.P. Mr. Childs, was a Senior Managing Director of the Thomas H. Lee Company ("Lee Company"), from 1987 to 1995. For the 17 years prior to joining the company, Mr. Childs was with the Prudential Insurance Company of America where he was most recently Senior Managing Director in charge of the Capital Markets Group. In that position he was responsible for Prudential's approximately $77 billion fixed income portfolio, including all of the Capital Markets Group's investments in leveraged acquisitions. Mr. Child's past positions at Prudential include, from 1982 to 1984, Senior Vice President of PruCaptial, Inc., a Prudential subsidiary; from 1981 to 1982, Vice President, responsible for private placements of the Capital Markets Group; and from 1980 to 1981, Vice President in Corporate Finance of the Capital Markets Group. Mr. Childs serves as President and Trustee of Thomas H. Lee Advisors I ("Advisors I"), the investment advisor to Fund I. Mr. Childs also serves as Chairman of the Jane Coffin Childs Fund for medical research.

     Mr. Shepherd, age 67, has been engaged as a consultant to the Thomas H. Lee Company since 1986 and is currently a Managing Director. Mr. Shepherd is currently a director of General Nutrition Companies, Inc., Health o meter Products, Inc. and Rayovac Corporation. He is Executive Vice President of Thomas
H. Lee Advisors I and T.H. Lee Mezzanine II. Previously, Mr. Shepherd was Chairman of Amerace Corporation from 1986 to 1988 and President of GTE (Sylvania) Lighting Products Group from 1983 to 1986. Mr. Shepherd served as President of North American Philips Commercial Electronics Corporation from 1981 to 1983 and from 1979 to 1981, he served as Senior Vice President and general manager of GTE Entertainment Products Group.

     Mr. Harkins, age 56, has been a Managing Director of the Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. He served as President of Massachusetts Capital Corporation and Masscap Investment Company, Inc. from 1976 to 1983, and as President of First American Investment Company, Inc. from 1982 to 1983. Mr. Harkins is a Senior Vice President and Trustee of Advisors I. He also is a director of Kevlin Microwave Corp., National Dentex Corporation, Stanley Furniture Corp. and First Alert, Inc.

     Mr. Boll, age 41, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Lee Company. Prior to joining the Lee Company, he worked as a consultant with The Boston Consulting Group from 1984 to 1986, and was Assistant Vice President of the Energy and Minerals Division of Chemical Bank from 1977 to 1982. Mr. Boll is a Vice President of Advisors I and a director of Stanley Furniture Corp., Petco Animal Supplies, Inc. and Big V Supermarkets, Inc.

     Mr. Schoen, age 38, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Lee Company. Prior to joining the Lee Company he was an Associate in the Private Finance
Department of Goldman, Sachs & Co. from 1984 to 1986. Mr. Schoen is a Vice President of Advisors I. Mr. Schoen is also a Director of First Alert, Inc., Health o meter Products, Inc. and LaSalle Reinsurance Ltd., Rayovac Corporation and Anchor Advanced Products, Inc.

     Ms. Masler, age 43, has been Treasurer of the Lee Company since 1984. From 1981 to 1984 she was employed by Paine Webber Properties Incorporated and prior to that she was a Senior Auditor with Touche Ross & Co. Ms. Masler is also Treasurer and Clerk of Advisors I.

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

         Kevin K. Albert         Chairman and President

         Robert Aufenanger       Executive Vice President, Director

         James V. Caruso         Executive Vice President, Director

         Rosalie Y. Goldberg     Vice President, Director

         Audrey L. Bommer        Vice President, Treasurer

         Roger F. Castoral, Jr.  Vice President, Assistant Treasurer

     Kevin Albert, age 44, a Vice President and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director ML Media Management Inc. ("ML Media"), an affiliate of the managing general partner and a joint venturer of Media Managemnt Partners, the general partner of ML Media Partners, LP.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of the managing general partner, the general partners of Delphi Film Associates IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), a joint venture in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of the managing general partner and general partner of the managing general partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership; a director of Merrill Lynch R&D Management Inc. ("ML R&D"), the general partner of the general partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

     Robert Aufenanger, age 43, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment, real estate and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., and Merrill Lynch, Hubbard Inc., affiliates of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of, ML Opportunity Management Inc., MLH Real Estate Inc., ML Film, ML Venture, ML R&D, ML Mezzanine, and ML Media.

     James V. Caruso, age 45, a Director in the Investment Banking Group of Merrill Lynch & Co., joined Merrill Lynch in 1975. Since June 1992, Mr. Caruso has served as Manager of Merrill Lynch's Partnership Analysis & Finance Department, which is responsible for accounting and the ongoing administration and operations of more than 150 investment limited partnership as well as the Merrill Lynch affiliated entities that manage or administer such partnerships. He serves as a director of ML Mezzanine and KECALP Inc., an affiliate of the MGP and the general partner.

     Rosalie Y. Goldberg, age 59, serves as Vice President of Merrill Lynch Private Client, Manager of the Special Investments Group, Vice President and
Director of ML Mezzanine, Inc. and Director of MLL Antiquities and MLL Collectibles. Ms. Goldberg joined Merrill Lynch & Co. in 1975.

     Audrey L. Bommer, age 30, joined ML Investment Banking in 1994 and serves as Treasurer and Chief Financial Officer to the Funds. Ms. Bommer, manages all accounting, financial reporting and administrative functions in the Merrill Lynch Partnership Analysis and Finance Department. She also serves as Vice President and Treasurer of ML Mezzanine.

     Roger F. Castoral, Jr., age 29, joined Merrill Lynch Investment Banking in 1995 and serves as Vice President, Assistant Treasurer and Controller to the funds. Mr. Castoral is responsible for financial reporting and fund accounting in the Merrill Lynch Partnership Analysis and Finance Department and is also Vice President and Assistant Treasurer of ML Mezzanine.

     The Fund Administrator

     ML Fund Administrators Inc., a Delaware corporation and a subsidiary of Merrill Lynch & Co., Inc., is responsible for the provision of administrative services necessary for the operation of the Funds. The Fund Administrator receives Fund Administration Fees as compensation for these services as outlined in Note 8 to the Financial Statements.

     The Fund Administrator is responsible for the day-to-day administrative affairs of the Funds and for the management of the accounts of Limited Partners. The Fund Administrator also provides the Funds, at the Fund Administrator's expense, with office space, facilities, equipment and personnel necessary to carry out its obligations under the Administrative Services Agreement.

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. Fund II paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg each $27,492, for their services in 1996 as Independent General Partners.

     The information with respect to the allocation and distribution of Fund II's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $6,424,295 with respect to 1996, including Incentive Distributions of $6,327,724 that it distributed, $6,011,338 to the Investment Adviser and $316,386 to ML Mezzanine II Inc.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, Fund II paid the Investment Adviser $988,882 with respect to 1996.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, Fund II paid the Fund Administrator a total of $826,407 in 1996.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        Fund II is aware of the following persons who are beneficial owners of more than five percent of its Units of limited partnership interest, based upon Schedules 13D and 13G filed with the Securities and Exchange Commission and a review of Fund II's records.

                                     Amount of     Percent of Units of the
 Name and Address of Beneficial     Beneficial     Fund Beneficially Owned
             Owner                   Ownership        at January 1, 1997

Yale University                       20,954                  9.4%
Investment Office
230 Prospect Street
New Haven, CT  06511

Farallon Capital Partners, L.P.       20,569(1)               9.3%
Farallon Capital Management,Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Tinicum Partners, L.P.                20,569(1)               9.3%
Farallon Capital Management,Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Thomas F. Steyer                      20,569(1)               9.3%
Farallon Capital Management,Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Fleur E. Fairman                      20,569(1)               9.3%
Farallon Capital Management,Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

David I. Cohen                        20,569(1)               9.3%
Farallon Capital Management,Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Joseph F. Downes                      20,569(1)               9.3%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Jason M. Fish                         20,569(1)               9.3%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

William F. Mellin                     20,569(1)               9.3%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Meridee A. Moore                      20,569(1)               9.3%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

Eric M. Ruttenberg                    20,569(1)               9.3%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA  94111

     (1) By reason of Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Farallon Capital Partners, L.P., a California limited partnership ("FCP"), and Tinicum Partners, L.P., a New York limited partnership ("Tinicum"), each may be deemed to own 20,569 Units of limited partnership interest beneficially owned at January 1, 1997 as a result of the direct ownership by FCP of 15,950 such Units and as a result of the direct ownership by Tinicum of 4,619 such Units. FCP and Tinicum, however, consider their beneficial interest to be limited to their direct ownership. In addition, by reason of Rule 13d-3 under the Exchange Act, each of the general partners of FCP and Tinicum, Thomas F. Steyer, Fleur E. Fairman, David I. Cohen, Joseph F. Downes, Jason M. Fish, William F. Mellin, Meridee A. Moore and Eric M. Ruttenberg, may be deemed to own beneficially the Units of limited partnership interest by FCP and Tinicum.

                                        Amount of
              Name of                   Beneficial     Percent of Units of
         Beneficial Owner                 Ownership             Class
------------------------------------
Vernon R. Alden                          50 Units               *
Joseph L. Bower                            None                 *
Stanley H. Feldberg                      25 Units               *
Thomas H. Lee                              None                 *

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

     Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of Fund II and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. Of the total of eight Managed Companies held by the Funds at December 31, 1996, six paid management fees to Thomas H. Lee Company ranging from $120,000 to $270,000 for the fiscal year ended December 31, 1996. In addition, certain of the Managed Companies have contractual or other relationships pursuant to which they do business with one another.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services, economic forecasting and pension plan services, and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1996 for providing such services to Managed Companies in which the Funds have a material interest was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

     During 1996, the Fund II paid Managing General Partner distributions totaling $6,424,295, (which included $6,327,724 of incentive distributions and $96,569 with respect to its interest in Fund II). Of this incentive distribution amount, 95% or $6,011,338 was paid to the Investment Adviser and the remaining 5% totaling $316,386 was paid to ML Mezzanine II Inc. The Managing General Partner earned a total of $22,791,959 in Incentive Fees of which $867,350 was deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from Operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

CST Office Products, Inc.

     On March 22, 1996, Fund II sold its entire investment in CST Office Products, Inc. See Note 4 to the Financial Statements for further information.

First Alert

     As of December 31, 1996, Fund II, the Retirement Fund and the Lee Affiliates hold 2,058,474, 2,281,524 and 10,102,268 shares, respectively, of First Alert common stock, representing 8.1%, 8.9%, and 39.6%, respectively, of its common equity.

     David V. Harkins, Scott A. Schoen and Anthony J. DiNovi, officers of the Investment Adviser to the Funds, serve as directors of First Alert.

Ghirardelli

     On April 1, 1996, Fund II sold its entire investment in Ghirardelli to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. See Note 4 to the Financial Statements for further information.

Petco Animal Supplies, Inc.

     On April 4, 1996, Petco filed a registration statement with the Securities and Exchange Commission for an offering of 5 million shares of Common Stock. Of the 5 million shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including Fund
II. The offering was effected on April 30, 1996 and Fund II sold its entire investment in Petco, which consisted of 175,238 shares of Common Stock and received net proceeds of $4,794,457 or $27.36 per share. Fund II realized a gain of $2,879,333 on the sale.

     C. Hunter Boll, an officer of the Investment Adviser to Fund I, Fund II and the Retirement Fund, serves as a director of Petco.

Playtex Products, Inc.

     As of December 31, 1996, Fund II holds 343,726 shares of common stock of Playtex and the Retirement Fund holds 183,560 shares of Playtex common stock. In addition, Fund I holds 1,406,204 shares of Playtex common stock and the Lee Affiliates hold 2,249,307 shares. Fund II, Retirement Fund, Fund I and the other Lee Affiliates own, respectively, .6%, .3%, 2.6% and 4.2% of the common equity of Playtex.

     Thomas H. Lee, who is an Individual General Partner of the Funds and an officer of the Investment Adviser, serves as a director of Playtex.

Stanley Furniture Company, Inc.

     On November 13, 1996, Stanley Furniture completed a public offering of 1,000,000 shares of its common stock at $16.00 per share. These shares were sold by Fund II, the Retirement Fund, Fund I and the Lee Affiliates. In the offering, Fund II, the Retirement Fund, Fund I and the Lee Affiliates, respectively, sold 8,375, 6,710, 969,788 and 14,330 shares of Stanley Common Stock, generating proceeds of $126,630, $101,455, $14.7 million and $216,670, respectively.
Following the offering, Stanley purchased a total of 150,000 shares from the selling stockholders for the same net price per share. Pursuant to this transaction, Stanley purchased 1,256, 1,006, 145,468 and 2,529 shares of Stanley Common Stock from the Fund, Fund II the Retirement Fund, Fund I and the Lee Affiliates, respectively, generating proceeds of $18,990, $15,210, $2.2 million and $38,238, respectively. As of December 31, 1996, Fund II, the Retirement Fund, Fund I and the Lee Affiliates, respectively, held 13,474, 10,795, 1,560,296 and 24,437 shares of Stanley Common Stock.

     During February 1997, Fund II, the Retirement Fund, Fund I and the Lee Affiliates respectively, sold 272, 218, 31,515, and 495 shares of Stanley Common Stock pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended, generating proceeds of $6,528, $5,232, $756,335 and $11,880, respectively.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a) Financial Statements, Financial Statement Schedules and Exhibits Exhibits

 3.1    Amended and Restated Certificate of    Incorporated by reference
        Limited Partnership, dated as of       to Exhibit 3.1 to
        August 25, 1989                        registrant's Registration
                                               Statement   on  Form  N-2
                                               number 33-25816.

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

    (b) Forms 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.

                               ML-LEE ACQUISITION FUND II, L.P.

                               By:    Mezzanine Investments II, L.P.
                                      Managing General Partner

                               By:    ML Mezzanine II Inc.
                                      its General Partner



                                      /s/ Kevin K. Albert
Dated:  March 27, 1997                Kevin K. Albert
                                      President, ML Mezzanine II Inc.
                                      General Partner of Mezzanine
                                      Investments II, L.P., the Managing
                                      General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of March, 1997.

Signature                       Title


/s/ Kevin K. Albert             ML Mezzanine II Inc.
Kevin K. Albert                 President and Director
                                (Principal Executive Officer of Registrant)

/s/ Vernon R. Alden             Individual General Partner
Vernon R. Alden                 ML-Lee Acquisition Fund II, L.P.

/s/ Audrey Bommer               ML Mezzanine II Inc.
Audrey Bommer                   Vice President and Treasurer
                                (Principal Financial Officer of Registrant)

/s/ Joseph L. Bower             Individual General Partner
Joseph L. Bower                 ML-Lee Acquisition Fund II, L.P.

/s/ Roger F. Castoral, Jr.      ML Mezzanine II Inc.
Roger F. Castoral, Jr.          Vice President and Assistant Treasurer
                                (Principal Accounting Officer of Registrant)

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

                               ML-LEE ACQUISITION FUND II, L.P.

                               By:    Mezzanine Investments II, L.P.
                                      Managing General Partner

                               By:    ML Mezzanine II Inc.
                                      its General Partner




Dated:  March 27, 1997                Kevin K. Albert
                                      President, ML Mezzanine II Inc.
                                      General Partner of Mezzanine
                                      Investments II, L.P., the Managing
                                      General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of March, 1997.

Signature                      Title


____________________           ML Mezzanine II Inc.
Kevin K. Albert                President and Director
                               (Principal Executive Officer of Registrant)


____________________           Individual General Partner
Vernon R. Alden                ML-Lee Acquisition Fund II, L.P.


____________________           ML Mezzanine II Inc.
Audrey Bommer                  Vice President and Treasurer
                               (Principal Financial Officer of Registrant)


____________________           Individual General Partner
Joseph L. Bower                ML-Lee Acquisition Fund II, L.P.

____________________           ML Mezzanine II Inc.
Roger F. Castoral, Jr.         Vice President and Assistant Treasurer
                               (Principal Accounting Officer of Registrant)

____________________           Individual General Partner
Stanley H. Feldberg            ML-Lee Acquisition Fund II, L.P.


____________________           Individual General Partner
Thomas H. Lee                  ML-Lee Acquisition Fund II, L.P.