Form 10-Q
period 1997-03-31
ML LEE ACQUISITION FUND II L P
filed 1997-05-15
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1997

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1997 and December 31, 1996

Statements of Operations - For the Three
  Months Ended March 31, 1997 and 1996

Statements of Changes in Net Assets -
  For the Three Months Ended March 31, 1997 and 1996

Statements of Cash Flows - For the Three Months
  Ended March 31, 1997 and 1996

Statement of Changes in Partners' Capital at
  March 31, 1997

Schedule of Portfolio Investments - March 31, 1997

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II.  Other Information

                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                                                                 (Unaudited)
                                                                                March 31, 1997         December 31, 1996
                                                                                --------------         -----------------

ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $81,986
      at March 31, 1997 and $81,990 at December 31, 1996)                         $     50,552         $          51,516
    Non-Managed Companies (amortized cost $21,608
      at March 31, 1997 and at December 31, 1996)                                        6,429                     8,865
    Temporary Investments, at amortized cost (cost $9,084
      at March 31, 1997 and $10,199 at December 31, 1996)                                9,100                    10,217
Cash (of which $115 is restricted at March 31, 1997 and December 31, 1996)                 116                       125
Accrued Interest Receivable - Note 2                                                       937                       951
Prepaid Expenses                                                                             2                         4
                                                                                  ------------         -----------------
TOTAL ASSETS                                                                      $     67,136         $          71,678
                                                                                  ============         =================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                           $         67         $             159
    Reimbursable Administrative Expenses Payable Note 8                                     36                        45
    Independent General Partners' Fees Payable - Note 9                                     36                        33
    Deferred Interest Income - Note 2                                                      308                       326
                                                                                  ------------         -----------------
Total Liabilities                                                                          447                       563
                                                                                  ------------         -----------------

Partners' Capital - Note 2
    Individual General Partner                                                              18                        19
    Managing General Partner                                                               755                     1,368
    Limited Partners (221,745 Units)                                                    65,916                    69,728
                                                                                  ------------         -----------------
Total Partners' Capital                                                                 66,689                    71,115
                                                                                  ------------         -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $     67,136         $          71,678
                                                                                  ============         =================



See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          For the Three Months Ended
                                                                                  ---------------        ---------------
                                                                                   March 31, 1997         March 31, 1996
                                                                                  ---------------        ---------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                                          $         1,186        $         9,692
Discount and Dividend Income                                                                  130                    207
                                                                                  ---------------        ---------------
    TOTAL INCOME                                                                            1,316                  9,899
                                                                                  ---------------        ---------------
EXPENSES:
Investment Advisory Fee - Note 7                                                              204                    254
Fund Administration Fee - Note 8                                                              158                    170
Legal and Professional Fees                                                                    99                    550
Reimbursable Administrative Expenses - Note 8                                                  26                      6
Independent General Partners' Fees and Expenses - Note 9                                       25                     92
Insurance Expense                                                                               1                      1
                                                                                  ---------------        ---------------
    TOTAL EXPENSES                                                                            513                  1,073
                                                                                  ---------------        ---------------

NET INVESTMENT INCOME                                                                         803                  8,826
Net Realized Gain on Investments - Note 4 and Schedule 1                                        3                  4,264
Net Change in Unrealized Depreciation on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                                                 (960)                (1,094)
  Nonpublic Securities                                                                     (2,439)                (6,634)
                                                                                  ---------------        ---------------
   SUBTOTAL                                                                                (3,399)                (7,728)
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                                               (2,593)                 5,362
Less:  Incentive Fee Earned by Managing General Partner                                        --                 (1,302)
                                                                                  ---------------        ---------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                                    $        (2,593)       $         4,060
                                                                                  ===============        ===============


See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                          For the Three Months Ended
                                                                                  ---------------          ---------------
                                                                                  March 31, 1997            March 31, 1996
                                                                                  ---------------          ---------------

FROM OPERATIONS:

Net Investment Income                                                             $           803          $         8,826

Net Realized Gain on Investments                                                                3                    4,264

Net Change in Unrealized Depreciation From Investments                                     (3,399)                  (7,728)
                                                                                  ---------------          ---------------

Net Increase (Decrease) in Net Assets Resulting from Operations                            (2,593)                   5,362

Cash Distributions to Partners                                                             (1,833)                    (333)
                                                                                  ---------------          ---------------

Total Increase (Decrease)                                                                  (4,426)                   5,029

NET ASSETS:

Beginning of Year                                                                          71,115                  119,183
                                                                                  ---------------          ---------------

End of Period                                                                     $        66,689          $       124,212
                                                                                  ===============          ===============



See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       For the Three Months Ended
                                                                                  ---------------        ---------------
                                                                                   March 31, 1997         March 31, 1996
                                                                                  ---------------        ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                         $         1,312        $        10,589
  Legal and Professional Fees                                                                (191)                  (765)
  Investment Advisory Fee                                                                    (204)                  (254)
  Fund Administration Fee                                                                    (158)                  (170)
  Independent General Partners' Fees and Expenses                                             (22)                  (118)
  Reimbursable Administrative Expenses                                                        (35)                   (35)
  (Purchase) Sale of Temporary Investments, Net                                             1,115                (27,267)
  Proceeds from Sales of Portfolio Company Investments                                          7                 18,353
                                                                                  ---------------        ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   1,824                    333
                                                                                  ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                           (1,833)                  (333)
                                                                                  ---------------        ---------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                   (1,833)                  (333)
                                                                                  ---------------        ---------------
  Net Decrease in Cash                                                                         (9)                    --
  Cash at Beginning of Year                                                                   125                      1
                                                                                  ---------------        ---------------
CASH AT END OF PERIOD                                                             $           116        $             1
                                                                                  ===============        ===============

                            RECONCILIATION OF NET INVESTMENT INCOME
                          TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                             $           803        $         8,826
                                                                                  ---------------        ---------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                                        1,118                (13,178)
  (Increase) Decrease in Accrued Interest, Dividend and Discount Receivable                    (4)                   690
  Decrease in Prepaid Expenses                                                                  2                      1
  Decrease in Legal and Professional Fees Payable                                             (92)                  (216)
  Decrease in Reimbursable Administrative Expenses Payable                                     (9)                   (28)
  (Decrease) Increase in Independent General Partners' Fees Payable                             3                    (26)
  Net Realized Gain on Sales of Investments                                                     3                  4,264
                                                                                  ---------------        ---------------
TOTAL ADJUSTMENTS                                                                           1,021                 (8,493)
                                                                                  ---------------        ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $         1,824        $           333
                                                                                  ===============        ===============




See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Individual       Managing
                                                                     General          General            Limited
                                                                     Partner          Partner           Partners           Total
                                                                    ----------       ----------        ----------        ----------

For the Three Months Ended March 31, 1997
Partners' Capital at January 1, 1997                                $       19       $    1,368        $   69,728        $   71,115
Allocation of Net Investment Income                                         --                2               801               803
Allocation of Net Realized Gain on Investments                              --               --                 3                 3
Allocation of Net Change in Unrealized
  Depreciation From Investments                                             (1)              (8)           (3,390)           (3,399)
Cash Distributions to Partners                                              --             (607)           (1,226)           (1,833)
                                                                    ----------       ----------        ----------        ----------
Partners' Capital at March 31, 1997                                 $       18       $      755        $   65,916        $   66,689
                                                                    ==========       ==========        ==========        ==========






See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

   Principal                                                                                                  Fair      % Of
    Amount                                                                           Investment Investment   Value      Total
Shares/Warrants         Investment                                                      Date       Cost(e)  (Note 2)   Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   ANCHOR ADVANCED PRODUCTS, INC. (b) - Note 13
$5,867             Anchor Advanced Products, Inc., Sr. Sub. Nt.11.67% due 04/30/00(c)  04/30/90 $  5,867   $  5,867
$7,822             Anchor Advanced Products, Inc., Jr. Sub. Nt.17.5% due 04/30/00(c)   04/30/90    7,822      7,822
162,967 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90    1,548      1,548
247,710 Warrants   Anchor Holdings Inc., Common Stock Purchase Warrants(d)             04/30/90        0          0
                     (26.5% of fully diluted common equity assuming exercise                    ------------------------------
                       of warrants)                                                               15,237     15,237      23.06
                                                                                                ------------------------------
                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90   13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90    4,107      4,107
                     (17.0% of fully diluted common equity)                                     ------------------------------
                                                                                                  17,144     17,144      25.94
                                                                                                ------------------------------
                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90        0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $1,393
                   Repaid 11/15/90                        $1,393                                ------------------------------
                   Realized Gain                          $    0                                       0          0       0.00
                                                                                                ------------------------------
2,058,474 Shares   FIRST ALERT, INC., (b) Note 5
                   First Alert, Inc., Common Stock(a)(d)                               07/31/92    3,320      5,918
                     (8.3% of fully diluted common equity)
                      $ 10,198 12.5% Sub. Note
                      Purchased 07/31/92                    $10,198
                      Repaid 03/28/94                       $10,198
                      Realized Gain                         $     0                             ------------------------------
                                                                                                   3,320      5,918       8.96
                                                                                                ------------------------------
                  HILLS STORES COMPANY - Note 5
458,432 Shares    Hills Stores Company, Common Stock(a)(d)                             04/03/90   30,246      1,948
62,616 Shares     Hills Stores Company, Common Stock(a)(d)                             08/21/95    4,530        266
                    (5.1% of fully diluted common equity)                                       ------------------------------
                                                                                                  34,776      2,214       3.35
                                                                                                ------------------------------
                  PLAYTEX PRODUCTS, INC. (b) - Note 5
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                           03/29/90    5,299      3,738
                    (.7%  of  fully  diluted   common  equity)
                    $7,333  15% Subordinated  Note
                    Purchased  03/29/90                 $7,333
                    Sold 09/28/90                       $7,349
                    Realized  Gain                      $   16
                    84,870  Shares  Common  Stock
                    Purchased 03/29/90                  $  282
                    Sold 12/20/91                       $  328
                    Realized Gain                       $   46
                    $7,334 15% Subordinated Note
                    Purchased  03/29/90                 $7,334
                    Sold 02/01/93                       $7,327
                    Realized Loss                       $   (7)
                    Total Net Realized Gain             $   55                                  -----------------------------
                                                                                                   5,299      3,738      5.66
                                                                                                -----------------------------
                  CINNABON INTERNATIONAL, INC. (formerly Restaurants Unlimited)
$6,044            Restaurants Unlimited, 11% Subordinated Note due 06/30/02(c)        06/03/94     6,044      6,044
391,302 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                     06/03/94         0          0
                    (2.1% of fully diluted common equity)                                       -----------------------------
                                                                                                   6,044      6,044      9.15
                                                                                                -----------------------------
                  STANLEY FURNITURE COMPANY, INC. (b) - Note 4
13,202 Shares     Stanley Furniture Company, Inc., Common Stock(a)(d)                 06/30/91       166        257
                    (0.3% of fully diluted common equity)
                    Purchased 6/30/91                   $    4
                    Sold 2/7/97                         $    7
                    Realized Gain                       $    3
                                                                                                ----------------------------
                                                                                                     166        257     0.39
                                                                                                ----------------------------
TOTAL INVESTMENT IN MANAGED COMPANIES                                                           $ 81,986   $ 50,552    76.51
                                                                                                ============================

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

  Principal                                                                                                   Fair       % Of
   Amount                                                                            Investment Investment   Value      Total
Shares/Warrants          Investment                                                     Date       Cost(e)  (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$784              Biolease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94  $    676      $ 707
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94         94
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                 -----------------------------
                                                                                                      784        815      1.23
                                                                                                 -----------------------------
                  FITZ AND FLOYD - Note 5,6,13
$10,281           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          03/31/93    10,266      2,448
$ 2,419           FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)          07/30/93     2,414        576
                                                                                                 -----------------------------
                                                                                                   12,680      3,024      4.58
                                                                                                 -----------------------------
                  FLA. ORTHOPEDICS, INC. - Note 5
19,366 Shares     FLA. Holdings, Inc. Series B Preferred Stock (d)                     08/02/93     1,513          0
 3,822 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         0          0
                     $4,842  12.5 Sub. Note
                     Purchased 8/02/93                $ 4,842
                     Surrendered 8/02/96              $     -
                     Realized Loss                    $(4,842)
                     121,040 Common Stock
                     Purchased 08/02/93               $ 1,513
                     Exchanged 08/06/96
                     19,366 Series B Preferred Stock  $ 1,513
                     Realized Gain                    $     0
                     Total Realized Loss              $(4,842)                                   -----------------------------
                                                                                                    1,513          0     0.00
                                                                                                 -----------------------------
                  SORETOX - Notes 5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)             06/29/95     3,503      2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)         06/29/95     3,128          0
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                      12/06/91         0          0
                                                                                                 -----------------------------
                                                                                                    6,631      2,590      3.92
                                                                                                 -----------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                      $21,608      6,429      9.73
                                                                                                 =============================

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

  Principal                                                                                                   Fair       % Of
   Amount                                                                            Investment Investment   Value      Total
Shares/Warrants          Investment                                                     Date       Cost(e)  (Note 2)  Investments

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                  Various     52,757     39,091     59.16
                   Preferred Stock, Common Stock, Warrants and Stock Rights            Various     50,837     17,890     22.07
                                                                                                 -----------------------------

                   TOTAL MEZZANINE INVESTMENTS                                                   $103,594   $ 56,981     86.23
                                                                                                 =============================
                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER
$ 7,195            Ford Motor Credit Company, 5.33% due 04/03/97                      03/19/97      7,179      7,193
$ 1,909            American General Corp., 5.63%, due 04/08/97                        03/27/97      1,905      1,907
                                                                                                 -----------------------------

                   TOTAL INVESTMENT IN COMMERCIAL PAPER                                             9,084      9,100     13.77
                                                                                                 -----------------------------

                   TOTAL TEMPORARY INVESTMENTS                                                      9,084      9,100     13.77
                                                                                                 -----------------------------

                   TOTAL INVESTMENT PORTFOLIO                                                    $112,678  $  66,081    100.00%
                                                                                                 =============================



    (a) Publicly traded class of securities.
    (b) Represents investment in affiliates as defined in the Investment Company Act of 1940.
    (c) Restricted security.
    (d) Restricted non-income producing equity security.
    (e) Represents  original cost and excludes  accretion of discount of $33 for
        Mezzanine Investments and $16 for Temporary Investments.
    (f) Inclusive of receipt of payment-in-kind securities.
    (g) Non-accrual investment status.
    (h) Non-income producing equity security.

See the Accompanying Notes to Financial Statements.


                               ML-LEE ACQUISITION FUND II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                      March 31, 1997
                                        (UNAUDITED)


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

        The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at March 31, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1997 and December 31, 1996, Fund II has in its portfolio of investments $441,900 of payment-in-kind notes which excludes $1.1 million of payment-in-kind notes received from notes placed on non-accrual status. As of March 31, 1997 and December 31, 1996, Fund II has in its portfolio of investments $29,059 of payment-in-kind equity.

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

Interim Financial Statements


        The financial information included in this interim report as of March 31, 1997 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1997 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Investment Transactions

     During February 1997, Fund II sold 272 shares of Stanley Furniture for $24 per share. Fund II received total proceeds of $6,528 and recognized a gain of $3,105.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of March 31, 1997, the remaining reserve balance was $8.9 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, and Ghirardelli Holdings. Additionally, $7.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment. During 1996, the Independent General Partners approved an additional follow-on investment in Fitz and Floyd of $2.4 million which was funded in April 1997. (See Note 13 for further information).

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the three months ended March 31, 1997, Fund II recorded net unrealized depreciation of $3.4 million (of which $959,793 is attributable to publicly traded securities) compared to net unrealized depreciation of $7.7 million for the same period in 1996. As of March 31, 1997, Fund II's cumulative net unrealized depreciation on investments totaled $46.6 million.

     For additional information, please refer to the Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

    In accordance with Fund II's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

    - Fitz and Floyd on January 1, 1994.
    - FLA. Orthopedics, Inc., on January 1, 1995.
    - Stablex Canada, Inc., on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the three months ended March 31, 1997 and 1996, Fund II paid $203,953 and $254,070, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and Merrill Lynch & Co.,Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the three months ended March 31, 1997 and 1996, Fund II paid $157,943 and $170,354, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the three months ended March 31, 1997 and 1996, Fund II incurred $25,810 and $6,403, respectively, in reimbursable expenses.

     Beginning in November 1997, the new Fund Administration Fee will change to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund.

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the three months ended March 31, 1997 and 1996, Fund II incurred $25,374 and $91,537, respectively, in Independent General Partners' Fees and Expenses.

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

     In the first quarter of 1997, Fund II paid the Individual General Partner distributions totaling $276 and Managing General Partner distributions totaling $606,519. As of March 31, 1997, the Managing General Partner has earned a total of $22.8 million in MGP Incentive Fees of which $251,108 is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

11. Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the Court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending matter. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraph commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. The parties are now engaged in discovery. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996 the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

12. Income Taxes (Statement of Financial Accounting Standards No. 109)

     No provision for income taxes has been made because all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1996, the tax basis of Fund II's assets are greater than the amounts reported in the financial statements by $44.1 million. This difference is attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

13. Subsequent Events

     On April 2, 1997, Anchor Advanced Products, Inc., a Delaware corporation ("Anchor"), completed a recapitalization pursuant to which Anchor issued $100,000,000 aggregate principal amount of Senior Notes due 2004 and entered into a new credit facility (the "Recapitalization"). As part of the Recapitalization, Anchor repaid substantially all of its outstanding debt, including all accrued interest and any premiums in connection therewith. As a result, Anchor repaid the Senior Subordinated Note and Junior Subordinated Note held by Fund II, together with all accrued interest and prepayment premiums for an aggregate of $14.5 million.

     Immediately prior to the Recapitalization, the Fund II owned 162,967 shares of the common stock of Anchor Holdings, Inc., the parent of Anchor ("Holdings"). Immediately after the consummation of the Recapitalization, Fund II exercised its warrants to purchase common stock (at an exercise price of $9.50 per share) and acquired an additional 247,710 shares of common stock, bringing its total holdings of common stock to 410,677 shares. In connection with the
Recapitalization, Holdings paid a dividend to all holders of Holdings common stock of record as of April 2, 1997, in the amount of $19.02 per share. As a result of such dividend, the Fund received $7.8 million, net of exercise price of the warrants.

     On April 11, 1997 the Bankruptcy Court confirmed a plan of Reorganization for Fitz & Floyd. As a result, on April 14, 1997, a follow-on investment of $2.4 million was made in Fitz and Floyd and Fund II received a 12% $2.4 million subordinated note. Additionally, Fund II exchanged the $12.6 million adjustable notes for Series A Preferred Stock and Class A Common Stock in Fitz and Floyd. No gain or loss was recorded on the trasaction.

     On April 29, 1997, the Individual General Partners approved the first quarter 1997 cash distribution totaling $696,497 which represents net distributable capital proceeds of $6,528 from the sale of Stanley common stock (which includes return of capital of $3,423), net investment income of $616,242 from Mezzanine Investments and $73,727 income from Temporary Investments. The total amount distributed to the Limited Partners was $79,920 or $.36 per Unit, which was distributed on May 15, 1997. The Managing General Partner received a total of $180 with respect to its interest in Fund II and $616,241 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $18 with respect to his interest in Fund II.

     On April 29, 1997, the Individual General Partners also approved a special cash distribution totaling $19,963,009 million with respect to a capital transaction effected on April 2, 1997 in connection with Fund II's investment in Anchor Holdings, Inc. and related dividends paid on April 2, 1997. The special distribution is comprised of Net Distributable Capital Proceeds of $14,683,411 (all of which is return of capital) and distributable cash from mezzanine investments of $5,279,598. The total amount distributed to Limited Partners of record as of the effective date of such sale was $81.89 per Unit. The Managing General Partner received a cash distribution of $40,946 with respect to its interest in Fund II and $1,759,500 in performance incentive fees. Thomas H. Lee, as an Independent General Partner, received $4,095 representing his interest in Fund II.

                                            SCHEDULE 1
                                 ML-LEE ACQUISITION FUND II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                               FOR THE 3 MONTHS ENDED MARCH 31, 1997
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                                                    Original                            Realized
SECURITY                                                        Number of Shares        Cost          Net Proceeds          Gain
                                                                ----------------    --------          ------------      --------
Stanley Furniture
      Common Stock                                                           272    $      4          $          7      $      3
                                                                                    --------          ------------      --------
                                                                                    $      4          $          7      $      3
                                                                                    ========          ============      ========






                                                   SCHEDULE 2
                                         ML-LEE ACQUISITION FUND II, L.P.
                           SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                       FOR THE PERIOD ENDED MARCH 31, 1997
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                          Unrealized
                                                                          Appreciation         Total Unrealized     Total Unrealized
                                                                     (Depreciation) for the     Appreciation/        Appreciation/
                                         Investment        Fair        Three Months Ended     (Depreciation) at    (Depreciation) at
SECURITY                                    Cost           Value         March 31, 1997        December 31, 1996     March 31, 1997
                                         --------        --------        ---------------        ---------------     ---------------

PUBLICLY TRADED SECURITIES:

First Alert, Inc.
  Common Stock                            $  3,320        $  5,918        $      (1,029)       $       3,627        $         2,598

Hills Stores Company
 Common Stock                               34,776           2,214                 (912)             (31,650)               (32,562)

Playtex Products, Inc.
  Common Stock                               5,299           3,738                  988               (2,549)                (1,561)

Stanley
  Common Stock                                 166             257                   (7)                  98                     91

                                                                          -------------        -------------        ---------------
TOTAL UNREALIZED DEPRECIATION
 FROM PUBLICLY TRADED SECURITIES                                          $        (960)       $     (30,474)       $       (31,434)
                                                                          -------------        -------------        ---------------

NON PUBLIC SECURITIES:

Fitz and Floyd
  Adj Rate Sr Subordinated Notes          $ 12,679           3,024                   --               (9,659)                (9,659)

FLA. Orthopedics, Inc.
  Preferred  Stock*                          1,513              --                   --               (1,513)                (1,513)

Stablex Canada Inc.
  Subordinated Notes*                        6,631           2,590               (2,439)              (1,602)                (4,041)

                                                                          -------------        -------------        ---------------
TOTAL UNREALIZED DEPRECIATION FROM
 NON PUBLIC SECURITIES                                                    $      (2,439)       $     (12,774)       $       (15,213)
                                                                          -------------        -------------        ---------------

NET UNREALIZED DEPRECIATION                                               $      (3,399)       $     (43,248)       $       (46,647)
                                                                          =============        =============        ===============

*  Restricted Securities


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity & Capital Resources

     As of March 31, 1997, capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on December 20, 1989. Net proceeds which were available for investment to Fund II as of March 31, 1997 were $120.9 million, after adjusting for returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

     At March 31, 1997, Fund II had outstanding a total of $103,593,794 invested in Mezzanine Investments representing $81,986,438 Managed and $21,607,356 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than two months.

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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any incentive fee earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. Subsequent to the cash distributions made on May 15, 1997, the Deferred Distribution Amount of $251,108 has been paid in full.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of May 15, 1997, the reserve balance was reduced to $6.5 million (of which $2.4 million was made in April, 1997) due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, and Ghirardelli Holdings. Additionally, $7.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

     Certain issuers of Securities held by Fund II (First Alert, Hills, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II were not registered in these offerings, Fund II has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least two years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

     For the three months ended March 31, 1997, Fund II had investment income of $1,315,661, as compared to $9,898,813 for the same period in 1996. The decrease in 1997 investment income as compared to 1996 is due to the the sale of income producing portfolio companies, as well as recognition of previously unrecorded interest income of payment-in-kind securities totalling $7.2 million related to the sale of CST Office Products, Inc. in March of 1996.

        Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Administrative Expenses.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the three months ended March 31, 1997 and 1996 were $99,294 and $550,035, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the quarter ended March 31, 1997 and 1996 was $203,953 and $254,070, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. The decrease in the Investment Advisory Fee is primarily the result of returns of capital distributed to Limited Partners.

     The Fund Administration Fee paid to the Fund Administrator for the quarter ended March 31, 1997 and 1996 was $157,943 and $170,354, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses.

     Beginning in November of 1997, the Fund Administration Fee will change to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the quarter ended March 31, 1997 and 1996, Fund II had reimbursable expenses of $25,810 and $6,403, respectively.

     For the three months ended March 31, 1997, Fund II had net investment income of $802,239 as compared to $8,825,346 for the same period in 1996. The decrease in 1997 net investment income as compared to 1996 is due to the recognition in 1996 of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc.

Net Assets

     Fund II's net assets decreased by $4.4 million during the three months ended March 31, 1997, due to the payment of cash distributions to partners of $1,833,047 and net unrealized depreciation of $3.4 milllion, partially offset by realized gains from the sale of Stanley Furniture common stock of $3,105 and net investment income of $802,239. This compares to the increase in net assets of $5.0 million for the three months ended March 31, 1996 resulting from the payment of cash distributions to partners of $333,445 and net unrealized depreciation of $7.7 millin, partially offset by net investment income of $8.8 million and realized gains from investments of $4.3 million.

Unrealized Appreciation and Depreciation on Investments

     For the three months ended March 31, 1997, Fund II recorded net unrealized depreciation of $3.4 millin (of which $959,793 is attributable to publicly traded securities) compared to net unrealized depreciation of $7.7 million for the same period in 1996. As of March 31, 1997, Fund II's cumulative net unrealized depreciation on investments totaled $46.6 million.

     Fund II's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at March 31, 1997.

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

     Approximately 58% of Fund II's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction.

     The First Alert, Hills, Playtex and Stanley Furniture securities held by Fund II are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Fund II may be considered an affiliate of First Alert and Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies, under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Playtex and Stanley Furniture securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

        For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the three months ended March 31, 1997, Fund II had net realized gains from the sale of Stanley common stock of $3,105 as compared to $4.3 million for the same period in 1996.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On April 29, 1997, the Individual General Partners approved the first quarter 1997 cash distribution totaling $696,497 which represents net distributable capital proceeds of $6,528 from the sale of Stanley common stock (which includes return of capital of $3,423), net investment income of $616,242 from Mezzanine Investments and $73,727 income from Temporary Investments. The total amount distributed to the Limited Partners was $79,920 or $.36 per Unit, which was distributed on May 15, 1997. The Managing General Partner received a total of $180 with respect to its interest in Fund II and $616,241 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $18 with respect to his interest in Fund II.

     On April 29, 1997, the Individual General Partners also approved a special cash distribution totaling $19,963,009 million with respect to a capital transaction effected on April 2, 1997 in connection with Fund II's investment in Anchor Holdings, Inc. and related dividends paid on April 2, 1997. The special distribution is comprised of Net Distributable Capital Proceeds of $14,683,411 (all of which is return of capital) and distributable cash from mezzanine investments of $5,279,598. The total amount distributed to Limited Partners of record as of the effective date of such sale was $81.89 per Unit. The Managing General Partner received a cash distribution of $40,946 with respect to its interest in Fund II and $1,759,500 in performance incentive fees. Thomas H. Lee, as an Independent General Partner, received $4,095 representing his interest in Fund II.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1997.

     (b) Reports on form 8-K:           Form 8-K dated April 2, 1997
                                        Filed May 2, 1997 related to
                                        Recapitalization of Anchor Holdings
                                        Inc. and Anchor Advanced Products Inc.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1997.

                        ML-LEE ACQUISITION FUND II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: May 15, 1997       /s/  Audrey Bommer
                               Audrey Bommer
                               Vice President and Treasurer
                               (Chief Financial Officer)


Dated: May 15, 1997       /s/  Roger F. Castoral, Jr.
                               Roger F. Castoral, Jr.
                               Vice President and Assistant Treasurer
                               (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1997.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments II, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner




Dated: May 15, 1997
                          Audrey Bommer
                          Vice President and Treasurer
                          (Chief Financial Officer)




Dated: May 15, 1997
                          Roger F. Castoral, Jr.
                          Vice President and Assistant Treasurer
                          (Principal Accounting Officer)