Form 10-Q
period 1997-06-30
ML LEE ACQUISITION FUND II L P
filed 1997-08-13
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 1997

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1997 and December 31, 1996

Statements of  Operations - For the Three and Six Months Ended
 June 30, 1997 and 1996

Statements of Changes in Net Assets - For the Six Months Ended
 June 30, 1997 and 1996

Statements of Cash Flows - For the Six Months Ended
 June 30, 1997 and 1996

Statement of Changes in Partners' Capital - June 30, 1997

Schedule of Portfolio Investments - June 30, 1997

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and
Depreciation - Schedule 2


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Part II.  Other Information

                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                                                                 (Unaudited)
                                                                                June 30, 1997          December 31, 1996
                                                                                -------------          -----------------

ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $68,066
      at June 30, 1997 and $81,990 at December 31, 1996)                        $      35,546          $          51,516
    Non-Managed Companies (amortized cost $23,967
      at June 30, 1997 and $21,608 at December 31, 1996)                                8,854                      8,865
    Temporary Investments, at amortized cost (cost $7,330
      at June 30, 1997 and $10,199 at December 31, 1996)                                7,339                     10,217
Cash (of which $115 was restricted at December 31, 1996)                                   --                        125
Accrued Interest Receivable - Note 2                                                      464                        951
Prepaid Expenses                                                                            2                          4
                                                                                -------------          -----------------
TOTAL ASSETS                                                                    $      52,205          $          71,678
                                                                                =============          =================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                         $         222          $             159
    Reimbursable Administrative Expenses Payable - Note 8                                  53                         45
    Independent General Partners' Fees Payable - Note 9                                    23                         33
    Deferred Interest Income - Note 2                                                     173                        326
                                                                                -------------          -----------------
Total Liabilities                                                                         471                        563
                                                                                -------------          -----------------

Partners' Capital - Note 2
    Individual General Partner                                                             16                         19
    Managing General Partner                                                              352                      1,368
    Limited Partners (221,745 Units)                                                   51,366                     69,728
                                                                                -------------          -----------------
Total Partners' Capital                                                                51,734                     71,115
                                                                                -------------          -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $      52,205          $          71,678
                                                                                =============          =================


See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 For the Three Months Ended             For the Six Months Ended
                                                              -------------------------------       -------------------------------
                                                              June 30, 1997     June 30, 1996       June 30, 1997     June 30, 1996
                                                              -------------     -------------       -------------     -------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                      $       1,622     $       1,340       $       2,808     $      11,032
Discount and Dividend Income                                          5,539               372               5,669               579
                                                                -----------     -------------       -------------     -------------
    TOTAL INCOME                                                      7,161             1,712               8,477            11,611
                                                                -----------     -------------       -------------     -------------
EXPENSES:
Investment Advisory Fee - Note 7                                        214               264                 418               518
Fund Administration Fee - Note 8                                        162               173                 320               343
Legal and Professional Fees                                               -               421                  99               971
Reimbursable Administrative Expenses - Note 8                            53                61                  79                67
Independent General Partners' Fees and Expenses - Note 9                 51                61                  76               153
Insurance Expense                                                         1                 1                   2                 2
                                                              -------------     -------------       -------------     -------------
    TOTAL EXPENSES                                                      481               981                 994             2,054
                                                              -------------     -------------       -------------     -------------

NET INVESTMENT INCOME                                                 6,680               731               7,483             9,557
Net Realized Gain on Investments - Note 4 and Schedule 1                 47             6,353                  50            10,617
Net Change in Unrealized Appreciation\(Depreciation)
  on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                         (1,085)           (9,742)             (2,045)          (10,836)
  Nonpublic Securities                                                   63                --              (2,376)           (6,634)
                                                              -------------     -------------       -------------     -------------
SUBTOTAL                                                             (1,022)           (9,742)             (4,421)          (17,470)
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                          5,705            (2,658)              3,112             2,704
                                                              -------------     -------------       -------------     -------------
Less:  Incentive Distribution to Managing General Partner            (2,137)           (2,444)             (2,137)           (5,366)
                                                              -------------     -------------       -------------     -------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                $       3,568     $      (5,102)      $         975     $      (2,662)
                                                              =============     =============       =============     =============


See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         For the Six Months Ended
                                                                     ---------------------------------
                                                                      June 30, 1997      June 30, 1996
                                                                     --------------     --------------

FROM OPERATIONS:

Net Investment Income                                                $        7,483     $        9,557

Net Realized Gain on Investments                                                 50             10,617

Net Change in Unrealized Depreciation From Investments                       (4,421)           (17,470)
                                                                     --------------     --------------
Net Increase in Net Assets Resulting from Operations                          3,112              2,704

Cash Distributions to Partners                                              (22,493)           (37,335)
                                                                     --------------     --------------

Total Decrease                                                              (19,381)           (34,631)

NET ASSETS:

Beginning of Year                                                            71,115            119,183
                                                                     --------------     --------------

End of Period                                                        $       51,734     $       84,552
                                                                     ==============     ==============



See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           For the Six Months Ended
                                                                       --------------------------------
                                                                       June 30, 1997      June 30, 1996
                                                                       -------------      -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                              $       7,974      $      12,605
  Legal and Professional Fees                                                    (32)            (1,081)
  Investment Advisory Fee                                                       (418)              (518)
  Fund Administration Fee                                                       (320)              (343)
  Independent General Partners' Fees and Expenses                                (86)              (178)
  Reimbursable Administrative Expenses                                           (71)               (63)
  (Purchase) Sale of Temporary Investments, Net                                2,869            (11,291)
  Purchase of Follow On Investment                                            (2,420)                --
  Proceeds from Sales of Portfolio Company Investments                        14,872             38,204
                                                                       -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     22,368             37,335
                                                                       -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                             (22,493)           (37,335)
                                                                       -------------      -------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                     (22,493)           (37,335)
                                                                       -------------      -------------
  Net Decrease in Cash                                                          (125)                --
  Cash at Beginning of Year                                                      125                  1
                                                                       -------------      -------------
CASH AT END OF PERIOD                                                  $          --      $           1
                                                                       =============      =============

                                   RECONCILIATION OF NET INVESTMENT INCOME
                                 TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                  $       7,483      $       9,557
                                                                       -------------      -------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Decrease in Investments                                                     15,276             16,297
  (Increase) Decrease in Accrued Interest,
    Dividend and Discount Receivable                                            (504)               994
  Decrease in Prepaid Expenses                                                     2                  3
  Increase (Decrease) in Legal and Professional Fees Payable                      63               (110)
  Increase in Reimbursable Administrative Expenses Payable                         8                  3
  Decrease in Independent General Partners' Fees Payable                         (10)               (26)
  Net Realized Gain on Sales of Investments                                       50             10,617
                                                                       -------------      -------------
TOTAL ADJUSTMENTS                                                             14,885             27,778
                                                                       -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $      22,368      $      37,335
                                                                       =============      =============


See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Individual       Managing
                                                                               General        General         Limited
                                                                               Partner        Partner        Partners         Total
                                                                            ----------       --------        --------      --------

For the Six Months Ended June 30, 1997
Partners' Capital at January 1, 1997                                        $       19       $  1,368        $ 69,728      $ 71,115
Allocation of Net Investment Income                                                  2          2,017           5,464         7,483
Allocation of Net Realized Gain on Investments                                       -              -              50            50
Allocation of Net Change in Unrealized  Depreciation From Investments               (1)           (10)         (4,410)       (4,421)
Cash Distributions to Partners                                                      (4)        (3,023)        (19,466)      (22,493)
                                                                            ----------       --------        --------      --------
Partners' Capital at June 30, 1997                                          $       16       $    352        $ 51,366      $ 51,734
                                                                            ==========       ========        ========      ========

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                JUNE 30, 1997
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

   Principal                                                                                                      Fair         % Of
    Amount                                                                          Investment   Investment      Value        Total
Shares/Warrants    Investment                                                             Date       Cost(e)   (Note 2) Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   ANCHOR ADVANCED PRODUCTS, INC. (b) - Note 4
410,677 Shares     Anchor Holdings Inc., Common Stock (d)                             04/30/90      $ 1,396    $ 1,396
                   $5,867  11.67 Sr. Sub. Note
                   $7,822  17.50 Jr. Sub. Note
                   Purchased 4/30/90                      $13,689
                   Repaid 4/02/97                         $13,689
                   Realized Gain                          $     -
                   162,967 Shares Common Stock
                   Purchased 4/30/90                      $ 1,548
                   Excersise 247,710 Warrants 4/2/97      $ 2,354
                   Return of Capital Proceeds
                     from the Anchor Dividend             $(2,506)
                   Cost Basis of Equity                   $ 1,396                                ----------------------------------
                                                                                                      1,396      1,396         2.70
                                                                                                 ----------------------------------
                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)      12/27/90       13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                               12/27/90        4,107      4,107
                   (16.6% of fully diluted common equity)                                        ----------------------------------
                                                                                                     17,144     17,144        33.13
                                                                                                 ----------------------------------
                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)       09/26/90            -          -
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $ 1,393
                   Repaid 11/15/90                        $ 1,393
                   Realized Gain                          $     0                                ----------------------------------
                                                                                                          -          -         0.00
                                                                                                 ----------------------------------
2,058,474 Shares   FIRST ALERT, INC., (b) Note 5
                   First Alert, Inc., Common Stock(a)(d)                              07/31/92        3,320      5,789
                   (8.1% of fully diluted common equity)
                   $ 10,198 12.5% Sub. Note
                   Purchased 07/31/92                     $10,198
                   Repaid 03/28/94                        $10,198
                   Realized Gain                          $     0                                ----------------------------------
                                                                                                      3,320      5,789        11.19
                                                                                                 ----------------------------------
                   HILLS STORES COMPANY - Note 5
458,432 Shares     Hills Stores Company, Common Stock(a)(d)                           04/03/90       30,246      1,576
62,616 Shares      Hills Stores Company, Common Stock(a)(d)                           08/21/95        4,530        215
                   (4.1% of fully diluted common equity)                                         ----------------------------------
                                                                                                     34,776      1,791         3.46
                                                                                                 ----------------------------------

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                JUNE 30, 1997
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)
                                 (CONTINUED)

   Principal                                                                                                      Fair         % Of
    Amount                                                                          Investment   Investment      Value        Total
Shares/Warrants    Investment                                                             Date       Cost(e)   (Note 2) Investments
                   PLAYTEX PRODUCTS, INC. (b) - Note 5
343,726 Shares     Playtex Products, Inc., Common Stock(a)(d)                         03/29/90     $  5,299   $   3,222
                   (0.6%  of  fully  diluted   common  equity)
                   $7,333  15% Subordinated  Note
                   Purchased  03/29/90                    $ 7,333
                   Sold 09/28/90                          $ 7,349
                   Realized  Gain                         $    16
                   84,870  Shares  Common  Stock
                   Purchased 03/29/90                     $   282
                   Sold 12/20/91                          $   328
                   Realized Gain                          $    46
                   $7,334 15% Subordinated Note
                   Purchased  03/29/90                    $ 7,334
                   Sold 02/01/93                          $ 7,327
                   Realized Loss                          $    (7)
                   Total Net Realized Gain                $    55                                ----------------------------------
                                                                                                      5,299      3,222         6.23
                                                                                                 ----------------------------------
                   CINNABON INTERNATIONAL, INC.
                   (formerly Restaurants Unlimited)
$6,044             Restaurants Unlimited, 11% Subordinated Note due 06/30/02(c)       06/03/94        6,044      6,044
391,302 Warrants   Restaurants Unlimited, Common Stock Warrants(d)                    06/03/94            -          -
                    (2.1% of fully diluted common equity)                                        ----------------------------------
                                                                                                      6,044      6,044        11.68
                                                                                                 ----------------------------------
                   STANLEY FURNITURE COMPANY, INC. (b) - Notes 4,5
6,921 Shares       Stanley Furniture Company, Inc., Common Stock(a)(d)                06/30/91           87        160
                   (0.3% of the fully diluted common equity)
                   9,631 Shares Common Stock
                   Purchased 06/31/91                     $   121
                   Sold 8,375 Shares 11/13/96             $   127
                   Sold 1,256 12/13/96                    $    19
                   Realized Gain                          $    25
                   Purchased 272 Shares 06/30/91          $     4
                   Sold 02/07/97                          $     7
                   Realized Gain                          $     3
                   Purchased 6,281 Shares 06/30/91        $    79
                   Sold 06/30/97                          $   126
                   Realized Gain                          $    47
                   Total Net Realized Gain                $    75
                                                                                                 ----------------------------------
                                                                                                         87        160          .31
                                                                                                 ----------------------------------
                   TOTAL INVESTMENT IN MANAGED COMPANIES                                            $68,066    $35,546        68.70
                                                                                                 ==================================

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)
                                 (CONTINUED)

   Principal                                                                                                      Fair         % Of
    Amount                                                                          Investment   Investment      Value        Total
Shares/Warrants    Investment                                                             Date       Cost(e)   (Note 2) Investments
                   NON-MANAGED COMPANIES

                   BIOLEASE, INC.
$784               Biolease, Inc., 13% Sub. Nt. due 06/06/04 (c)                      06/08/94      $   676    $   709
96.56 Shares       BioLease, Inc., Common Stock (d)                                   06/08/94           94         94
10,014 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)             06/08/94           14         14
                                                                                                 ----------------------------------
                                                                                                        784        817         1.58
                                                                                                 ----------------------------------
                   FITZ AND FLOYD - Notes 4,5
$2,420             FFSC, Inc., 12% Subordinated Note due 4/15/04                      04/15/97        2,420      2,420
8,470 Shares       FFSC, Inc., Series A Preferred Stock                               04/15/97       12,619      3,027
51,425 Shares      FFSC, Inc., Common Stock                                           04/15/97            -          -
                   1,324,508 Shares Common Stock
                   Purchased various                      $    20
                   Surrendered May 1996                   $     -
                   Realized Loss                          $   (20)
                   $10,281  Sr. Sub. Note
                   $2,419  Sr. Sub. Note
                   Purchased various                      $12,679
                   Exchanged 04/11/97
                   8,470 Sh Series A Preferred Stock and
                   51,245 Shares Common Stock             $12,679
                   Realized Gain                          $     0
                   Total Realized Loss                    $   (20)                               ----------------------------------
                                                                                                     15,039      5,447        10.53
                                                                                                 ----------------------------------
                   FLA. ORTHOPEDICS, INC. - Note 5,6
19,366 Shares      FLA. Holdings, Inc. Series B Preferred Stock (d)                   08/02/93        1,513          -
 3,822 Warrants    FLA. Holdings, Inc. Common Stock Purchase Warrants(d)              08/02/93            -          -
                   $4,842  12.5 Sub. Note
                   Purchased 8/02/93                      $ 4,842
                   Surrendered 8/02/96                    $     -
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/06/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)                               ----------------------------------
                                                                                                      1,513          -         0.00
                                                                                                 -----------------------------------
                   SORETOX - Notes 5,6
$3,503             Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)           06/29/95        3,503      2,590
$3,128             Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)       06/29/95        3,128          -
2,004 Warrants     Seaway TLC, Inc. Common Stock Purchase Warrants                    12/06/91            -          -
                                                                                                 ----------------------------------
                                                                                                      6,631      2,590         5.00
                                                                                                 ----------------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                        $23,967      8,854        17.11
                                                                                                 ==================================

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)

   Principal                                                                                                      Fair         % Of
    Amount                                                                          Investment   Investment      Value        Total
Shares/Warrants    Investment                                                             Date       Cost(e)   (Note 2) Investments
                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                  Various       28,808     24,800        47.93
                   Preferred Stock, Common Stock, Warrants and Stock Rights            Various       63,225     19,600        37.88
                                                                                                 ----------------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                      $92,033    $44,400        85.81
                                                                                                 ==================================
                   TEMPORARY INVESTMENTS

                   TIME DEPOSITS
$   127            State Street Repurchase Agreement 3% due 07/01/97                  06/30/97          127        127
                                                                                                 ----------------------------------
                   TOTAL INVESTMENT IN TIME DEPOSITS                                                    127        127          .25

                   COMMERCIAL PAPER
$   695            Ford Motor Credit Company, 5.46% due 07/01/97                      06/26/97          694        695
$ 6,524            State Street Clipper Receivable 5.54% due 07/08/97                 06/23/97        6,509      6,517
                                                                                                 ----------------------------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                                               7,203      7,212        13.94
                                                                                                 ----------------------------------
                   TOTAL TEMPORARY INVESTMENTS                                                        7,330      7,339        14.19
                                                                                                 ----------------------------------
                   TOTAL INVESTMENT PORTFOLIO                                                       $99,363    $51,739       100.00%
                                                                                                 ==================================



    (a) Publicly traded class of securities.
    (b) Represents investment in affiliates as defined in the Investment
        Company Act of 1940.
    (c) Restricted security.
    (d) Restricted non-income producing equity security.
    (e) Represents original cost and excludes accretion of discount of $35 for Mezzanine Investments and $9 for Temporary Investments.
    (f) Inclusive of receipt of payment-in-kind securities.
    (g) Non-accrual investment status.
    (h) Non-income producing equity security.

See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                       JUNE 30, 1997
                                        (UNAUDITED)

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

     Fund II will terminate no later than January 5, 2000, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if such extension is in the best interest of Fund II. Fund II will then have five additional years to liquidate its remaining investments.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at June 30, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1997 and December 31, 1996, Fund II had in its portfolio of investments $441,900 of payment-in-kind notes, which excludes $1.1 million of payment-in-kind notes received from notes placed on non-accrual status and $29,059 of payment-in-kind equity.

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

Interim Financial Statements

     The financial information included in this interim report as of June 30, 1997 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1997 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Investment Transactions

     During February 1997, Fund II sold 272 shares of Stanley Furniture for $24 per share and received total proceeds of $6,528 and recognized a gain of $3,105. On June 30, 1997, Fund II entered into a stock purchase agreement with Stanley Furniture whereby Fund II sold 6,281 shares of Stanley Furniture for $20 per share. Fund II received total proceeds of $125,620 and recognized a gain of $46,582.

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

     Immediately prior to the Recapitalization, Fund II owned 162,967 shares of the common stock of Anchor Holdings, Inc., the parent of Anchor. Immediately after the consummation of the Recapitalization, Fund II exercised its warrants to purchase common stock (at an exercise price of $9.50 per share) and acquired an additional 247,710 shares of common stock, bringing its total holdings of common stock to 410,677 shares. In connection with the Recapitalization, Holdings paid a dividend to all holders of Holdings common stock of record as of April 2, 1997, in the amount of $19.02 per share (the "Anchor Dividend"). As a result of such dividend, the Fund received $7.8 million, of which approximately 32% or $2.5 million was returned to partners as return of capital.

     On April 11, 1997 the Bankruptcy Court confirmed a plan of Reorganization for Fitz & Floyd. As a result, on April 14, 1997, a follow-on investment of $2.4 million was made in Fitz and Floyd and Fund II received a $2.4 million 12% subordinated note. Additionally, Fund II exchanged the $12.6 million adjustable notes, which Fund II previouslly held, for Series A Preferred Stock and Class A Common Stock in Fitz and Floyd. No gain or loss was recorded on the trasaction.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of June 30, 1997, the remaining reserve balance was $4.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $7.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the six months ended June 30, 1997, Fund II recorded net unrealized depreciation of $4,421,206 as compared to net unrealized depreciation of $17,469,030 for the same period in 1996. As of June 30, 1997, Fund II's cumulative net unrealized depreciation on investments totaled $47,668,158.

     For the three months ended June 30, 1997, Fund II recorded net unrealized depreciation of $1,022,547 as compared to net unrealized appreciation of $9,741,195 recorded for the comparable period in 1996. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

    - FLA. Orthopedics, Inc., on January 1, 1995.
    - Stablex Canada, Inc., on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the six months ended June 30, 1997 and 1996, Fund II paid $417,570 and $518,234, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P. For the three months ended June 30, 1997 and 1996, Fund II paid $213,617 and $264,164, respectively, in Investment Advisory Fees.


8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and Merrill Lynch & Co.,Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the six months ended June 30, 1997 and 1996, Fund II paid $320,329 and $342,979, respectively, in Fund Administration Fees. For the three months ended June 30, 1997 and 1996, Fund II paid $162,386 and $172,625, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1997 and 1996, Fund II incurred $78,793 and $66,847, respectively, in reimbursable expenses. For the three months ended June 30, 1997 and 1996, Fund II incurred $52,983 and $60,444, respectively, in reimbursable expenses.

     Beginning in November 1997, the Fund Administration Fee will change to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses incurred by the Fund.

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the six months ended June 30, 1997 and 1996, Independent General Partners Fees and Expenses for Fund II totalled $76,394 and $153,111, respectively. For the three months ended June 30, 1997, Fund II incurred $51,020 in Independent General Partners Fees and Expenses as compared to $61,574 for the same period in 1996.

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

     During the six month period ending June 30, 1997, Fund II paid the Individual General Partner distributions totaling $4,389 and Managing General Partner distributions totaling $3,023,386 (which includes $2,979,496 of incentive fees). As of June 30, 1997, the Managing General Partner has earned a total of $24.7 million in MGP Incentive Fees, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

11. Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the Court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending matter. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. Fund II has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

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

13. Subsequent Events

     On August 1, 1997, the Individual General Partners approved the second quarter 1997 cash distribution totalling $3,203,136, which consisted of net distributable proceeds, of $1,808,753 from the sale of portfolio companies ( which $1,651,649 is return of capital, of which $1,511,505 of the Anchor Dividend was returned to partners as Return of Capital), $135,289 of net income from temporary investments and $1,259,094 of net income from Mezzanine Investments (which includes $841,740 of dividend income from the Anchor Dividend). The total amount distributed to Limited Partners was $2,818,379 or $12.71 per Unit. The Managing General Partner received $6,353 representing its interest in Fund II and $377,769 in performance incentive fees. Thomas H. Lee, as an Individual General Partner received $635, representing his interest in Fund II. This cash distribution was paid on August 14, 1997.

                                             SCHEDULE 1
                                  ML-LEE ACQUISITION FUND II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                              FOR THE 3 AND 6 MONTHS ENDED JUNE 30, 1997
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                               Par Value or       Original                         Realized
SECURITY                                                   Number of Shares           Cost       Net Proceeds          Gain
-----------------------------------------------            ----------------       --------       ------------      --------
For the Three Months Ended March 31, 1997

Stanley Furniture
      Common Stock                                                      272       $      4       $          7      $      3
-----------------------------------------------                                   --------       ------------      --------
Total for the Three Months Ended March 31, 1997                                          4                  7             3
-----------------------------------------------                                   --------       ------------      --------
For the Three Months Ended June 30, 1997

Anchor Advanced Products
      Notes                                                         $13,689         13,689             13,689            --

Stanley Furniture
      Common Stock                                                    6,281             79                126            47
-----------------------------------------------                                   --------       ------------      --------
For the Three Months Ended June 30, 1997                                            13,768             13,815            47
-----------------------------------------------                                   --------       ------------      --------
Total for the Six Months Ended June 30, 1997                                      $ 13,772       $     13,822      $     50
===============================================                                   ========       ============      ========



                                                   SCHEDULE 2
                                         ML-LEE ACQUISITION FUND II, L.P.
                           SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                       FOR THE PERIOD ENDED JUNE 30, 1997
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                     Unrealized       Unrealized       Total              Total
                                                                    Appreciation/   Appreciation/    Unrealized        Unrealized
                                                                   (Depreciation)   (Depreciation)  Appreciation/    Appreciation/
                                                                   for the Three     for the Six   (Depreciation)   (Depreciation)
                                           Investment      Fair      Months ended    Months ended  at December 31,    at June 30,
SECURITY                                      Cost        Value     June 30, 1997   June 30, 1997       1996             1997
---------------------------------         -----------    ------   ---------------  --------------  --------------   -------------
PUBLICLY TRADED SECURITIES

First Alert
  Common Stock                                $ 3,320    $5,789           $  (129)        $(1,158)       $  3,627        $  2,469

Hills Stores
  Common Stock                                 34,776     1,791              (423)         (1,335)        (31,650)        (32,985)

Playtex
  Common Stock                                  5,299     3,222              (516)            472          (2,549)         (2,077)

Stanley
  Common Stock                                     87       160               (17)            (24)             98              74
---------------------------------                                 ---------------  --------------  --------------   -------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                                       $(1,085)        $(2,045)       $(30,474)       $(32,519)
---------------------------------                                 ---------------  --------------  --------------   -------------
NON PUBLIC SECURITIES:

Fitz and Floyd
  Common Stock                                 12,619     3,027           $    63         $    63        $ (9,659)       $ (9,596)

FLA. Orthopedics, Inc.
  Preferred Stock*                              1,513        --                --              --          (1,513)         (1,513)

Stablex Canada Inc.
  Subordinated Notes                            6,631     2,590                --          (2,439)         (1,602)         (4,041)
---------------------------------                                 ---------------  --------------  --------------   -------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC
  SECURITIES                                                              $    63         $(2,376)       $(12,774)       $(15,150)
---------------------------------                                 ---------------  --------------  --------------   -------------
TOTAL NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                                          $(1,022)        $(4,421)       $(43,248)       $(47,669)
=================================                                 ===============  ==============  ==============   =============


* Restricted security.

     Item 2.  Management's  Discussion  and Analysis of
               Financial  Condition and Results of Operations


Liquidity & Capital Resources

     As of June 30, 1997, Fund II had a total of $92.0 million invested in Mezzanine Investments representing $68.1 million Managed and $23.9 million
Non-Managed portfolio investments. These investments were financed by net offering proceeds and debt financing. This represents a $11.6 million decrease versus the total invested in Mezzanine Investments at December 31, 1996 of $103.6 million. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than two months.

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of June 30, 1997, the remaining reserve balance was $4.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $7.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

     Although Fund II cannot eliminate the risks associated with its investments in High-Yield Securities, it has established risk management policies. Fund II subjected each prospective investment to rigorous analysis and made only those investments that were recommended by the Investment Advisor and that met Fund II's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. Fund II's investments were measured against specified Fund II investment and performance guidelines. To limit the exposure of Fund II's capital in any single issuer, Fund II limited the amount of its investment in a particular issuer. Fund II's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

     Certain issuers of Securities held by Fund II (First Alert, Hills, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II were not registered in these offerings, Fund II has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least one year on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least two years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

     For the six months ended June 30, 1997, Fund II had investment income of $8,476,482 as compared to $11,611,044 for the same period in 1996. The decrease of $3,134,562 in 1997 investment income as compared to 1996 is due to the sale of income producing portfolio companies, as well as recognition of previously unrecorded interest income of payment-in-kind securities totalling $7.2 million related to the sale of CST Office Products, Inc. in March of 1996.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the six months ended June 30, 1997 and 1996 was $417,570 and $518,234, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. The decrease in the Investment Advisory Fee is primarily the result of returns of capital distributed to Limited Partners. For the three months ended June 30, 1997 and 1996, Investment Advisory Fees paid to the Investment Adviser were $213,617 and $264,164, respectively.

     The Fund Administration Fee paid to the Fund Administrator for the six months ended June 30, 1997 and 1996 was $320,329 and $342,979, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. For the three months ended June 30, 1997 and 1996, the Fund Administration Fee paid to the Fund Administrator was $162,386 and $172,625, respectively.

     Beginning in November of 1997, the Fund Administration Fee will change to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1997 and 1996, Fund II incurred reimbursable expenses of $78,793 and $66,847, respectively. For the quarters ended June 30, 1997 and 1996, reimbursable expenses totaled $52,983 and $60,444, respectively.

     For the six months ended June 30, 1997, Fund II had net investment income of $7,482,625 as compared to $9,556,790 for the same period in 1996. The decrease of $2,074,165 in 1997 net investment income as compared to 1996 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc., in March of 1996, partially offset by lower Legal and Professional Fees and Investment Advisory Fees. Legal and Professional Fees were lower in 1997 than in 1996 partially due to a rebate of approximately $287 thousand pertaining to legal fees paid by Fund II on behalf of Fitz and Floyd pertaining to the Plan of Reorganization.

     For the three months ended June 30, 1997, Fund II had net investment income of $6,680,385 as compared to $731,444 for the same period in 1996. The increase in net investment income is due to dividend income received pertaining to Anchor Advanced Products, Inc. along with lower Legal and Professional Fees recorded in 1997.

Net Assets

     Fund II's net assets decreased by $19,381,444 during the six months ended June 30, 1997 due to the payment of cash distributions to partners of $22,492,551 and net unrealized depreciation of $4,421,206, partially offset by realized gains from the sale of Mezzanine Investments of $49,688 and net investment income of $7,482,625. This compares to the decrease in net assets of $34,629,866 for the six months ended June 30, 1996 resulting from the payment of cash distributions to partners of $37,334,508 and net unrealized depreciation of $17,469,030, partially offset by net investment income of $10,616,882 and realized gains from investments of $9,556,790.

Unrealized Appreciation and Depreciation on Investments

     For the six months ended June 30, 1997, Fund II recorded net unrealized depreciation of $4,421,206 compared to net unrealized depreciation of $17,469,030 for the same period in 1996. As of June 30, 1997, Fund II's cumulative net unrealized depreciation on investments totaled $47,688,158.

     For the three months ended June 30, 1997, Fund II recorded net unrealized depreciation of $1,022,547 as compared to net unrealized depreciation of $9,741,195 recorded for the comparable period in 1996. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

     Fund II's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at June 30, 1997.

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

     Approximately 53% of Fund II's mezzanine investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction.

     The First Alert, Hills, Playtex and Stanley Furniture securities held by Fund II are restricted securities under the SEC's Rule 144 and can only be sold under that rule in a registered public offering or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Fund II may be considered an affiliate of First Alert and Stanley Furniture under the SEC's Rule 144 and, therefore, any resale of securities of those companies, under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Playtex and Stanley Furniture securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

Realized Gains and Losses

     For the six months ended June 30, 1997, Fund II had net realized gains from the sale of Mezzanine Investments of $49,688 as compared to $10,616,882 for the same period in 1996.

     For the quarter ended June 30, 1997, Fund II had net realized gains from investments of $46,582 as compared to $6,352,650 recorded in the second quarter of 1996. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On August 1, 1997, the Individual General Partners approved the second quarter 1997 cash distribution totalling $3,203,136, which consisted of net distributable proceeds of $1,808,753 from the sale of portfolio companies ( which $1,651,649 is return of capital, of which $1,511,505 of the Anchor Dividend was returned to partners as Return of Capital), $135,289 of net income from temporary investments and $1,259,094 of net income from Mezzanine Investments (which includes $841,740 of dividend income from the Anchor Dividend). The total amount distributed to Limited Partners was $2,818,379 or $12.71 per Unit. The Managing General Partner received $6,353 representing its interest in Fund II and $377,769 in performance incentive fees. Thomas H. Lee, as an individual general partner received $635, representing his interest in Fund II. This cash distribution was paid on August 14, 1997.

     Because most of the Fund II's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by the Fund II may not be sufficient to cover the Fund II's expenses in the future. As a result, any interest income received will be used to pay Fund II expenses any may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from gains and recovered capital from asset sales, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

     Should you decide to sell you Units, please be aware that such sale will be recorded on the books and records of the Fund II quarterly, only upon the satisfactory completion and acceptance of the Fund II's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 27 - Financial  Data  Schedule for the quarter ending June 30, 1997.

     (b) Reports on form 8-K: Anchor Recapitalization Filed May 2, 1997

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 1997.

                        ML-LEE ACQUISITION FUND II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: August 13, 1997         /s/  Audrey Bommer
                               Audrey Bommer
                               Vice President and Treasurer
                               (Chief Financial Officer)


Dated: August 13, 1997         /s/  Roger F. Castoral, Jr.
                               Roger F. Castoral, Jr.
                               Assistant Treasurer
                               (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 1997.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments II, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner




Dated: August 13, 1997
                          Audrey Bommer
                          Vice President and Treasurer
                          (Chief Financial Officer)




Dated: August 13, 1997
                          Roger F. Castoral, Jr.
                          Assistant Treasurer
                          (Principal Accounting Officer)