Form 10-Q
period 1997-09-30
ML LEE ACQUISITION FUND II L P
filed 1997-11-13
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended September 30, 1997

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1997 and December 31, 1996

Statements of  Operations - For the Three and Nine Months
   Ended  September  30, 1997 and 1996

Statements of Changes in Net Assets - For the Nine Months Ended
 September 30, 1997 and 1996

Statements of Cash Flows - For the Nine Months Ended
 September 30, 1997 and 1996

Statement of Changes in Partners' Capital at September 30, 1997

Schedule of Portfolio Investments - September 30, 1997

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and
Depreciation - Schedule 2


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Part II.  Other Information

                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                                                            (Unaudited)
                                                                       September 30, 1997       December 31, 1996
                                                                      --------------------      -----------------

ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $68,066
      at September 30, 1997 and $81,990 at December 31, 1996)                   $   36,671          $     51,516
    Non-Managed Companies (amortized cost $23,967
      at September 30, 1997 and $21,608 at December 31, 1996)                        8,439                 8,865
    Temporary Investments, at amortized cost (cost $4,434
      at September 30, 1997 and $10,199 at December 31, 1996)                        4,443                10,217
Cash (of which $115 is restricted at December 31, 1996)                                  1                   125
Accrued Interest Receivable - Note 2                                                   616                   951
Prepaid Expenses                                                                        --                     4
                                                                                ----------          ------------
TOTAL ASSETS                                                                    $   50,170          $     71,678
                                                                                ==========          ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                         $      145          $        159
    Reimbursable Administrative Expenses Payable Note 8                                 50                    45
    Independent General Partners' Fees Payable - Note 9                                 22                    33
    Deferred Interest Income - Note 2                                                  162                   326
                                                                                ----------          ------------
Total Liabilities                                                                      379                   563
                                                                                ----------          ------------
Partners' Capital - Note 2
    Individual General Partner                                                          15                    19
    Managing General Partner                                                           289                 1,368
    Limited Partners (221,745 Units)                                                49,487                69,728
                                                                                ----------          ------------
Total Partners' Capital                                                             49,791                71,115
                                                                                ----------          ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $   50,170          $     71,678
                                                                                ==========          ============



See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              For the Three Months Ended             For the Nine Months Ended
                                                            -------------     -------------      -------------      -------------
                                                            September 30,     September 30,      September 30,      September 30,
                                                                1997             1996               1997                 1996
                                                            -------------     -------------      -------------      -------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                    $         855     $       1,238      $       3,663      $      12,270
Discount and Dividend Income                                           77               204              5,746                783
                                                            -------------     -------------      -------------      -------------
    TOTAL INCOME                                                      932             1,442              9,409             13,053
                                                            -------------     -------------      -------------      -------------
EXPENSES:
Investment Advisory Fee - Note 7                                      164               238                582                756
Fund Administration Fee - Note 8                                      150               167                470                510
Legal and Professional Fees                                            --               236                 99              1,207
Reimbursable Administrative Expenses - Note 8                          50                33                129                100
Independent General Partners' Fees and Expenses - Note 9               19                20                 95                173
Insurance Expense                                                       2                 1                  4                  3
                                                            -------------     -------------      -------------      -------------
    TOTAL EXPENSES                                                    385               695              1,379              2,749
                                                            -------------     -------------      -------------      -------------

NET INVESTMENT INCOME                                                 547               747              8,030             10,304
Net Realized Gain on Investments - Note 4 and Schedule 1               --            (4,842)                50              5,890
Net Change in Unrealized Appreciation (Depreciation)
  on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                        1,125             2,875               (920)            (7,961)
  Nonpublic Securities                                               (412)            4,842             (2,788)            (1,792)
                                                            -------------     -------------      -------------      -------------
SUBTOTAL                                                              713             7,717             (3,708)            (9,753)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                1,260             3,622              4,372              6,441
Less: Earned Incentive Distribution to
   Managing General Partner                                           (80)               --             (2,834)            (5,366)
                                                            -------------     -------------      -------------      -------------
NET INCREASE AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                              $       1,180     $       3,622      $       1,538      $       1,075
                                                            =============     =============      =============      =============


See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  For the Nine Months Ended
                                                            --------------------------------------
                                                            September 30,             September 30,
                                                                1997                      1996
                                                            ------------              ------------

FROM OPERATIONS:

Net Investment Income                                       $      8,030              $     10,304

Net Realized Gain on Investments                                      50                     5,890

Net Change in Unrealized  Depreciation From Investments           (3,708)                   (9,753)
                                                            ------------              ------------
Net Increase in Net Assets Resulting from Operations               4,372                     6,441

Cash Distributions to Partners                                   (25,696)                  (48,829)
                                                            ------------              ------------
Total Decrease                                                   (21,324)                  (42,388)

NET ASSETS:

Beginning of Year                                                 71,115                   119,183
                                                           -------------              ------------
End of Period                                              $      49,791              $     76,795
                                                           =============              ============



              See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         For the Nine Months Ended
                                                                      --------------------------------
                                                                      September 30,      September 30,
                                                                          1997               1996
                                                                      -------------      -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                             $       8,746      $      13,890
  Legal and Professional Fees                                                  (108)            (1,394)
  Investment Advisory Fee                                                      (582)              (756)
  Fund Administration Fee                                                      (471)              (510)
  Independent General Partners' Fees and Expenses                              (107)              (202)
  Reimbursable Administrative Expenses                                         (124)              (124)
  (Purchase) Sale of Temporary Investments, Net                               5,766               (261)
  Follow On Investment                                                       (2,420)                --
  Proceeds from Sales of Portfolio Company Investments                       14,872             38,319
                                                                      -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    25,572             48,962
                                                                      -------------      -------------
CASH FLOWS APPLIED TO FINANCING ACTIVITIES:
  Cash Distributions to Partners                                            (25,696)           (48,829)
                                                                      -------------      -------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                    (25,696)           (48,829)
                                                                      -------------      -------------
  Net Increase in Cash                                                         (124)               133
  Cash at Beginning of Year                                                     125                  1
                                                                      -------------      -------------
CASH AT END OF PERIOD                                                 $           1      $         134
                                                                      =============      =============

                    RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                 $       8,030      $      10,304
                                                                      -------------      -------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Decrease in Investments                                                    18,172             32,167
  (Increase) Decrease in Accrued Interest,
    Dividend and Discount Receivable                                           (664)               838
  Decrease in Prepaid Expenses                                                    4                  4
  Decrease in Legal and Professional Fees Payable                               (14)              (188)
  (Decrease) Increase in Reimbursable Administrative Expenses Payable             5                (24)
  Decrease in Independent General Partners' Fees Payable                        (11)               (29)
  Net Realized Gain on Sales of Investments                                      50              5,890
                                                                      -------------      -------------
TOTAL ADJUSTMENTS                                                            17,542             38,658
                                                                      -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $      25,572      $      48,962
                                                                      =============      =============

              See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Individual        Managing
                                                                   General          General         Limited
                                                                   Partner          Partner        Partners           Total
                                                                 ----------      ----------      ----------      ----------

For the Three Months Ended September 30, 1997
Partners' Capital at January 1, 1997                             $       19      $    1,368      $   69,728      $   71,115
Allocation of Net Investment Income                                       2           2,337           5,691           8,030
Allocation of Net Realized Gain on Investments                           --              --              50              50
Allocation of Net Change in Unrealized
  Depreciation From Investments                                          (1)             (8)         (3,699)         (3,708)
Cash Distributions to Partners                                           (5)         (3,408)        (22,283)        (25,696)
                                                                 ----------      ----------      ----------      ----------
Partners' Capital at September 30, 1997                          $       15      $      289      $   49,487      $   49,791
                                                                 ==========      ==========      ==========      ==========


See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                               September 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

                   ANCHOR ADVANCED PRODUCTS, INC. (b) - Note 4
410,677 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90  $  1,396   $  1,396
                   $5,867  11.67 Sr. Sub. Note
                   $7,822  17.50 Jr. Sub. Note
                   Purchased 4/30/90                      $13,689
                   Repaid 4/02/97                         $13,689
                   Realized Gain                          $     -
                   162,967 Shares Common Stock
                   Purchased 4/30/90                      $ 1,548
                   Excersise 247,710 Warrants 4/2/97      $ 2,354
                   Return of Capital Proceeds
                     from the Anchor Dividend             $(2,506)
                   Cost Basis of Equity                   $ 1,396                                ------------------------------
                                                                                                    1,396      1,396       2.82
                                                                                                 ------------------------------

                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90    13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90     4,107      4,107
                   (16.6% of fully diluted common equity)                                        ------------------------------
                                                                                                   17,144     17,144      34.60
                                                                                                 ------------------------------

                   CINNABON INTERNATIONAL, INC.
                   (formerly Restaurants Unlimited)
$6,044             Cinnabon, 11% Subordinated Note due 06/30/02(c)                     06/03/94     6,044      6,044
391,302 Warrants   Cinnabon, Common Stock Warrants(d)  06/03/94                        06/03/94         0          0
                    (2.1% of fully diluted common equity)                                         ------------------------------
                                                                                                    6,044      6,044      12.20
                                                                                                 ------------------------------

                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90         0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $ 1,393
                   Repaid 11/15/90                        $ 1,393
                   Realized Gain                          $     0
                                                                                                 ------------------------------
                                                                                                        0          0       0.00
                                                                                                 ------------------------------
2,058,474 Shares   FIRST ALERT, INC., (b) - Note 5
                   First Alert, Inc., Common Stock(a)(d)                                07/31/92    3,320      6,175
                     (8.1% of fully diluted common equity)
                      $ 10,198 12.5% Sub. Note
                      Purchased 07/31/92                  $10,198
                      Repaid 03/28/94                     $10,198
                      Realized Gain                       $     0
                                                                                                 ------------------------------
                                                                                                    3,320      6,175      12.46
                                                                                                 ------------------------------

            See the Accompanying Notes to the Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                             September 30, 1997
                           (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  HILLS STORES COMPANY - Note 5
458,432 Shares    Hills Stores Company, Common Stock(a)(d)                            04/03/90   $ 30,246    $ 1,977
62,616 Shares     Hills Stores Company, Common Stock(a)(h)                            08/21/95      4,530        270
                   (4.1% of fully diluted common equity)                                         --------------------------------
                                                                                                   34,776      2,247         4.53
                                                                                                 --------------------------------

                  PLAYTEX PRODUCTS, INC. (b) - Note 5
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                          03/29/90      5,299      3,480
                    (.6% of fully diluted common equity)
                    $7,333 15% Subordinated Note
                    Purchased 03/29/90                      $7,333
                    Sold 09/28/90                           $7,349
                    Realized Gain                           $   16
                    84,870 Shares Common Stock
                    Purchased 03/29/90                      $  282
                    Sold 12/20/91                           $  328
                    Realized Gain                           $   46
                    $7,334 15% Subordinated Note
                    Purchased 03/29/90                      $7,334
                    Sold 02/01/93                           $7,327
                    Realized Loss                           $   (7)
                    Total Net Realized Gain                 $   55
                                                                                                 --------------------------------
                                                                                                    5,299      3,480         7.02
                                                                                                 --------------------------------
                  STANLEY FURNITURE COMPANY, INC. (b) - Notes 4,5,13
6,921 Shares      Stanley Furniture Company, Inc., Common Stock(a)(d)                 06/30/91         87        185
                    (.3% of the fully diluted common equity)
                    9,631 Shares Common Stock
                    Purchased 6/30/91                      $  121
                    Sold 8,375 Shares 11/13/96             $  127
                    Sold 1,256 Shares 12/13/96             $   19
                    Realized Gain                          $   25
                    Purchased 272 Shares 6/30/91           $    4
                    Sold 2/7/97                            $    7
                    Realized Gain                          $    3
                    Purchased 6,281 Shares 6/30/91         $   79
                    Sold 6/30/97                           $  126
                    Realized Gain                          $   47
                    Total Net Realized Gain                $   75
                                                                                                 --------------------------------
                                                                                                       87        185         0.37
                                                                                                 --------------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 68,066   $ 36,671        74.00
                                                                                                 ================================

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                             September 30, 1997
                           (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.- Note 5
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676     $  392
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94          0
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                  -------------------------------
                                                                                                      784        406          .82
                                                                                                  -------------------------------

                  FITZ AND FLOYD -Notes 4,5
$2,420            Fitz and Floyd, 12% Sub. Nt. due 04/15/04 (c)                        04/15/97     2,420      2,420
 8,470 Shares     Fitz and Floyd, Series A Preferred Stock (d)                         04/15/97    12,619      3,023
51,425 Shares     Fitz and Floyd, Common Stock (d)                                     04/15/97         0          0
                   1,324,508 Shares Common Stock
                   Purchased various                      $    20
                   Surrendered May 1996                   $     -
                   Realized Loss                          $   (20)
                   $10,281  Sr. Sub. Note
                   $2,419  Sr. Sub. Note
                   Purchased various                      $12,679
                   Exchanged 04/11/97
                   8,470 Sh Series A Preferred Stock and
                   51,245 Shares Common Stock             $12,679
                   Realized Gain                          $     0
                   Total Realized Loss                    $   (20)                                -------------------------------
                                                                                                   15,039      5,443        10.99
                                                                                                  -------------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock(d)                      08/02/93     1,513          0
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         0          0
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                    1,513          0         0.00
                                                                                                  -------------------------------

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                              September 30, 1997
                           (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

 Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  SORETOX - Notes 5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)            06/29/95  $  3,503     $ 2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)        06/29/95     3,128           0
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                     06/29/95         0           0
                                                                                                -----------------------------
                                                                                                   6,631       2,590     5.22
                                                                                                -----------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                    $ 23,967     $ 8,439    17.03
                                                                                                =============================

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     28,808      24,483    49.40
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     63,225      20,627    41.63
                                                                                                -----------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                  $ 92,033     $45,110    91.03
                                                                                                =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 4,126           Ford Motor Credit Corp. 5.47% due 10/01/97                          09/19/97     4,117       4,126
$   317           Ford Motor Credit Corp. 5.57% due 10/01/97                          09/25/97       317         317
                                                                                                -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                             4,434       4,443     8.97
                                                                                                -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                   $  4,434    $  4,443     8.97
                                                                                                -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                    $ 96,467    $ 49,553   100.00%
                                                                                                =============================


(a)     Publicly traded class of securities.
(b)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)     Restricted security.
(d)     Restricted non-income producing equity security.
(e)     Represents original cost and excludes accretion of discount of $33 for Mezzanine Investments and $9 for Temporary Investments.
(f)     Inclusive of receipt of payment-in-kind securities.
(g)     Non-accrual investment status.
(h)     Non-income producing equity security.

See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                     September 30, 1997
                                         (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at September 30, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1997, Fund II had in its portfolio of investments $441,900 of payment-in-kind notes, which excludes $1.8 million of payment-in-kind notes received from notes placed on non-accrual status and $29,059 of payment-in-kind equity.

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

Interim Financial Statements

     The financial information included in this interim report as of September 30, 1997 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1997 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of November 14, 1997, the remaining reserve balance was $3.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $8.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

     Because  Fund  II  primarily   invested  in  high-yield  private  placement
securities, the risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, high-yield issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the nine months ended September 30, 1997, Fund II recorded net unrealized depreciation of $3,707,926 as compared to net unrealized depreciation of $9,752,935 for the same period in 1996. As of September 30, 1997, Fund II's cumulative net unrealized depreciation on investments totaled $46,954,876.

     For the three months ended September 30, 1997, Fund II recorded net unrealized appreciation of $713,280 as compared to net unrealized appreciation of $7,716,095 recorded for the comparable period in 1996. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

    - FLA. Orthopedics, Inc., on January 1, 1995.
    - Stablex Canada, Inc., on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the nine months ended September 30, 1997 and 1996, Fund II paid $582,001 and $756,219, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P. For the three months ended September 30, 1997 and 1996, Fund II paid $164,431 and $237,985, respectively, in Investment Advisory Fees.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and Merrill Lynch & Co.,Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the nine months ended September 30, 1997 and 1996, Fund II paid $470,514 and $509,713, respectively, in Fund Administration Fees. For the three months ended September 30, 1997 and 1996, Fund II paid $150,185 and $166,734, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1997 and 1996, Fund II incurred $129,074 and $99,847, respectively, in reimbursable expenses. For the three months ended September 30, 1997 and 1996, Fund II incurred $50,281 and $33,000, respectively, in reimbursable expenses.

     Beginning in November 1997, the Fund Administration Fee will be calculated at an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses incurred by the Fund.

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the nine months ended September 30, 1997 and 1996, Independent General Partners Fees and Expenses for Fund II totalled $95,695 and $172,591, respectively. For the three months ended September 30, 1997, Fund II incurred $19,302 in Independent General Partners Fees and Expenses as compared to $19,480 for the same period in 1996.

10. Related Party Transactions

     Fund II's investments generally were made as co-investments with the Retirement Fund. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by Fund II involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and Fund II's expectation of engaging in such co-investments, the Funds together with ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. Fund II's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

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

     During the nine month period ending September 30, 1997, Fund II paid the Individual General Partner distributions totaling $5,024 and Managing General Partner distributions totaling $3,407,508 (which includes $3,357,265 of incentive fees). As of September 30, 1997, the Managing General Partner has earned a total of $24.8 million in MGP Incentive Fees, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution",) at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

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

13. Subsequent Events

     On November 3, 1997, the Individual General Partners approved the Third Quarter 1997 cash distribution totalling $1,304,854 which consisted of Return of the Reserve for Follow-On Investments of $1,000,000, Distributable Cash from Temporary Investments of $39,959 and Distributable Cash from Mezzanine Investments of $264,895. The total amount to be distributed to Limited Partners is $1,221,815 or $5.51 per Unit. The Managing General Partner will receive $2,757, in proportion to its capital contribution and $80,006 as an MGP distribution. Thomas H. Lee, as an Individual General Partner, will receive $276 which represents his interest in Fund II. This cash distribution will be paid on November 14, 1997.

     On November 11, 1997, Stanley Furniture Company announced the repurchase of a total of 413,201 shares of its Common Stock from Fund II and affiliates of the Thomas H. Lee Company, including the Retirement Fund and the ML Lee Acquisition Fund, L.P. for $25 per share. As a result, Fund II is expected to sell a total of 3,460 shares and receive proceeds of $86,500. Fund II will continue to hold 3,461 shares subsequent to this repurchase. Net Distributable Proceeds from the sale will be distributed to Limited Partners of record as of the closing date, which is expected to be in November 1997.

                                             SCHEDULE 1
                                  ML-LEE ACQUISITION FUND II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                              FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1997
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)


                                                                 Par Value or       Original                          Realized
SECURITY                                                       Number of Shares         Cost      Net Proceeds            Gain
-----------------------------------------------                ----------------   ----------      ------------      ----------

For the 3 Months Ended March 31, 1997
-----------------------------------------------

Stanley Furniture
     Common Stock                                                           272   $        4        $        7      $        3
-----------------------------------------------                                   ----------       -----------      ----------
Total for the 3 Months Ended March 31, 1997                                                4                 7               3
-----------------------------------------------                                   ----------       -----------      ----------
For the 3 Months Ended June 30, 1997

Stanley Furniture
     Common Stock                                                         6,281           79               126              47
-----------------------------------------------                                   ----------       -----------      ----------
Total for the 3 Months Ended June 30, 1997                                                79               126              47
-----------------------------------------------                                   ----------       -----------      ----------
Total for the 9 Months Ended September 30, 1997                                   $       83       $       133      $       50
===============================================                                   ==========       ===========      ==========








                                                   SCHEDULE 2
                                         ML-LEE ACQUISITION FUND II, L.P.
                           SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                        FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                       Unrealized     Unrealized
                                                                      Appreciation/  Appreciation/    Total             Total
                                                                     (Depreciation) (Depreciation)  Unrealized       Unrealized
                                                                     for the Three  for the Nine  Appreciation/     Appreciation/
                                                  Investment    Fair  months ended   months ended (Depreciation)at (Depreciation) at
SECURITY                                                Cost   Value  September 30,  September 30,  December 31,    September 30,
                                                                           1997           1997          1996             1997
------------------------------------------------------------------------------------------------------------------------------------
PUBLICLY TRADED SECRITIES

First Alert
  Common Stock*                                   $  3,320   $  6,175      $  386      $   (772)     $  3,627      $  2,855

Hills Stores
  Common Stock*                                     34,776      2,247         456          (879)      (31,650)      (32,529)

Playtex
  Common Stock*                                      5,299      3,480         258           730        (2,549)       (1,819)

Stanley
  Common Stock*                                         87        185          25             1            98            99
                                                                           ------      --------      --------      --------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                                        $1,125      $   (920)     $(30,474)     $(31,394)
                                                                           ------      --------      --------      --------
NON PUBLIC SECURITIES:

Biolease
  Common Stock*                                   $     94   $     --      $  (94)     $    (94)     $     --      $    (94)
  Subordinated Notes*                                  676        392        (318)         (318)           --          (318)

Fitz and Floyd
  Common Stock*                                     12,619      3,024          --            63        (9,659)       (9,596)

FLA. Orthopedics, Inc.
  Preferred Stock*                                   1,513         --          --            --        (1,513)       (1,513)

Sortex
  Subordinated Notes*                                6,631      2,590          --        (2,439)       (1,602)       (4,041)
                                                                           ------      --------      --------     ---------
TOTAL UNREALIZED DEPRECIATION
  FROM NON PUBLIC SECURITIES                                               $ (412)     $ (2,788)     $(12,774)    $ (15,562)
                                                                           ------      --------      --------     ---------
TOTAL NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                                           $  713      $ (3,708)     $(43,248)    $ (46,956)
                                                                           ======      ========      ========     =========


* Restricted Securities




     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     As of September 30, 1997, Fund II had a total of $92.0 million invested in Mezzanine Investments representing $68.0 million Managed and $24.0 million
Non-Managed portfolio investments. These investments were financed by net offering proceeds and debt financing. This represents a $11.6 million decrease versus the total invested in Mezzanine Investments at December 31, 1996 of $103.6 million. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments.

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of November 14, 1997, the remaining reserve balance was $3.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $8.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

     All net proceeds from the sale of Mezzanine Investments received by Fund II in the future will be distributed to its partners unless applied to or set aside for expenses.

     The proportion of distributions provided by net investment income has decreased from prior years due primarily to increased sales and redemptions of Mezzanine Investments and the resulting decrease in investment income as those holdings cease to generate interest income. It is expected that the majority of future cash distributions to Limited Partners will almost entirely be derived from recovered capital and gains, from asset sales, if any, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash, which are estimated to be less than one dollar per Limited Partnership Unit each quarter. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

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

     For the nine months ended September 30, 1997, Fund II had investment income of $9,409,199 as compared to $13,052,729 for the same period in 1996. The decrease of $3,643,530 in 1997 investment income as compared to 1996 is due to the sale of income producing portfolio companies, as well as recognition of previously unrecorded interest income of payment-in-kind securities totalling $7.2 million related to the sale of CST Office Products, Inc. in March of 1996.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the nine months ended September 30, 1997 and 1996 was $582,001 and $756,219, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. The decrease in the Investment Advisory Fee is primarily the result of returns of capital distributed to Limited Partners. For the three months ended September 30, 1997 and 1996, Investment Advisory Fees paid to the Investment Adviser were $164,431 and $237,985, respectively.

     The Fund Administration Fee paid to the Fund Administrator for the nine months ended September 30, 1997 and 1996 was $470,514 and $509,713, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. For the three months ended September 30, 1997 and 1996, the Fund Administration Fee paid to the Fund Administrator was $150,185 and $166,734, respectively.

     Beginning in November of 1997, the Fund Administration Fee will change to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1997 and 1996, Fund II incurred reimbursable expenses $129,074 and $99,847, respectively. For the three months ended September 30, 1997 and 1996, Fund II incurred $50,281 and $33,000, respectively, in reimbursable expenses.

     For the nine months ended September 30, 1997, Fund II had net investment income of $8,029,619 as compared to $10,303,854 for the same period in 1996. The decrease of $2,274,235 in 1997 net investment income as compared to 1996 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc., in March of 1996, partially offset by lower Legal and Professional Fees and Investment Advisory Fees. Legal and Professional Fees were lower in 1997 than in 1996 partially due to a rebate of approximately $287 thousand pertaining to legal fees paid by Fund II on behalf of Fitz and Floyd pertaining to the Plan of Reorganization.

     For the three months ended September 30, 1997, Fund II had net investment income of $546,994 as compared to $747,064 for the same period in 1996. The decrease in 1997 net investment income is due to sales of income generating debt securities partially offset by lower Investment Advisory Fees and Legal and Professional Fees.

Net Assets

     Fund II's net assets decreased by $21,324,305 during the nine months ended September 30, 1997 due to the payment of cash distributions to partners of $25,695,686 and net unrealized depreciation of $3,707,926, partially offset by realized gains from the sale of Mezzanine Investments of $49,688 and net investment income of $8,029,619. This compares to the decrease in net assets of $42,388,527 for the nine months ended September 30, 1996 resulting from the payment of cash distributions to partners of $48,829,459 and net unrealized depreciation of $9,752,935, partially offset by net investment income of $10,303,854 and realized gains from investments of $5,890,013.

Unrealized Appreciation and Depreciation on Investments

     For the nine months ended September 30, 1997, Fund II recorded net unrealized depreciation of $3,707,926 as compared to net unrealized depreciation of $9,752,935 for the same period in 1996. As of September 30, 1997, Fund II's cumulative net unrealized depreciation on investments totaled $46,954,876.

     For the three months ended September 30, 1997, Fund II recorded net unrealized appreciation of $713,280 as compared to net unrealized appreciation of $7,716,095 recorded for the comparable period in 1996. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

     Fund II's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at September 30, 1997.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

Realized Gains and Losses

     For the nine months ended September 30, 1997, Fund II had net realized gains from the sale of Mezzanine Investments of $49,688 as compared to $5,890,013 for the same period in 1996.

     For the quarter ended September 30, 1997, Fund II had no realized gains from investments. For the comparable period in 1996, Fund II had a realized loss of $4,841,600. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On November 3, 1997, the Individual General Partners approved the Third Quarter 1997 cash distribution totalling $1,304,854 which consisted of Return of the Reserve for Follow-On Investments of $1,000,000, Distributable Cash from Temporary Investments of $39,959 and Distributable Cash from Mezzanine Investments of $264,895. The total amount to be distributed to Limited Partners is $1,221,815 or $5.51 per Unit. The Managing General Partner will receive $2,757, in proportion to its capital contribution and $80,006 as an MGP distribution. Thomas H. Lee, as an Individual General Partner, will receive $276 which represents his interest in Fund II. This cash distribution will be paid on November 14, 1997.

     Because most of Fund II's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by Fund II may not be sufficient to cover Fund II's expenses in the future. As a result, any interest income received will be used to pay Fund II expenses any may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from recovered capital and gains, from asset sales, if any, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

     Should Limited Partner's decide to sell their Units, any such sale will be recorded on the books and records of Fund II quarterly, only upon the satisfactory completion and acceptance of Fund II's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the quarter ending
                  September 30, 1997.

     (b) Reports on form 8-K: None

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1997.

                              ML-LEE ACQUISITION FUND II, L.P.

                              By: Mezzanine Investments II, L.P.,
                                   Managing General Partner

                              By: ML Mezzanine II Inc.,
                                  its General Partner


Dated: November 12, 1997      /s/  Audrey Bommer
                              Audrey Bommer
                              Vice President and Treasurer
                              (Chief Financial Officer)


Dated: November 12, 1997      /s/  Roger F. Castoral, Jr.
                              Roger F. Castoral, Jr.
                              Vice President and Assistant Treasurer
                              (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1997.

                              ML-LEE ACQUISITION FUND II, L.P.

                              By: Mezzanine Investments II, L.P.,
                                  Managing General Partner

                              By: ML Mezzanine II Inc.,
                                  its General Partner




Dated: November 12, 1997
                                  Audrey Bommer
                                  Vice President and Treasurer
                                  (Chief Financial Officer)



Dated: November 12, 1997
                                  Roger F. Castoral, Jr.
                                  Vice President and Assistant Treasurer
                                  (Principal Accounting Officer)