Form 10-K
period 1997-12-31
ML LEE ACQUISITION FUND II L P
filed 1998-03-30
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

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

     Fund II elected to operate as a business development company under the Investment Company Act of 1940, as amended ("Investment Company Act"). Fund II's primary investment objective is to provide current income and capital appreciation potential by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. Fund II pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and recapitalizations. Fund II may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing. Fund II considers this activity to constitute a single industry segment of mezzanine financing investing.

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

     Mezzanine and Bridge Investments

     At December 31, 1997, Fund II had outstanding a total of $42.6 million invested in Mezzanine Investments representing $34.2 million Managed and $8.4 million Non-Managed portfolio investments. At December 31, 1997, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     Fund II's reinvestment period ended on December 21, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES
     ------------------------------------------

     The following is a brief description of the companies in Fund II's Managed Company portfolio at December 31, 1997:

     Anchor Advanced Products, Inc. ("Anchor")
     ----------------------------------------

     Anchor is a large manufacturer of toothbrushes and cosmetic packaging products. Anchor holds a major share of the U.S. market for contract manufacturing of toothbrushes, supplying many of the brand marketers. In addition, Anchor has a strong position in key areas of the cosmetic packaging market, including nail polish brushes, mascara packages and applicators and lipstick packaging products. This investment is valued at cost at December 31, 1997.

     On March 19, 1998 Fund II and Affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor. Pursuant to this transaction Fund II sold 410,677 shares of Anchor Common Stock for approximately $1.6 Million ($4.00 per share) and recognized a gain of $247,000.

     On April 2, 1997, Anchor completed a recapitalization pursuant to which Anchor issued $100,000,000 aggregate principal amount of Senior Notes due 2004 and entered into a new credit facility (the "Recapitalization"). As part of the Recapitalization, Anchor repaid substantially all of its outstanding debt, including all accrued interest and any premiums in connection therewith. As a result, Anchor repaid the Senior Subordinated Note and Junior Subordinated Note held by Fund II, together with all accrued interest and prepayment premiums for an aggregate of $14.5 million.

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

     Big V Supermarkets, Inc. ("Big V")
     ---------------------------------

     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost at December 31, 1997.

    Cinnabon International, Inc. ("Cinnabon") (formerly Restaurants Unlimited)
     -------------------------------------------------------------------------

     Cinnabon operates and franchises a national chain of specialty cinnamon roll bakeries in more than 250 locations, operating under the Cinnabon World Famous Cinnamon Rolls brand name. The investment in Cinnabon is valued at cost at December 31, 1997.

     Cole National Corp. ("Cole")
     ---------------------------

     Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. The investment in Cole is valued at cost at December 31, 1997.

     First Alert, Inc. ("First Alert")
     --------------------------------

     First Alert is a designer and manufacturer of residential smoke detectors, fire extinguishers, portable rechargeable lights and other security and safety products. As of December 31, 1997 Fund II owned 2,058,474 shares of First Alert common stock.

     On February 28, 1998, First Alert and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam will acquire all of the outstanding shares of First Alert Common Stock for approximately $175 million ($5.25 per share) by means of a tender offer (the "Tender Offer"), and assume all of the debt of First Alert. Pursuant to the Tender Offer, which was executed on March 6, 1998, Fund II tendered all of its shares of First Alert Common Stock and expects to receive proceeds of approximately $10.8 million. The per Unit amount to be distributed to Fund II's Limited Partners from this transaction is not determinable at this time. Any distribution of these net Distributable Capital Proceeds after the payment of expenses and the establishment of reserves, as provided for in Fund II's Partnership Agreement, will be distributed to Limited Partners of record as of the date of the expiration of this Tender Offer, which is scheduled to be on April 2, 1998, unless the Tender Offer is extended.

     The fair market value of this investment as determined by the closing market price at December 31, 1997 is $4.4 million which reflects total unrealized appreciation of $1.1 million.

     Hills Stores Company ("Hills")
     -----------------------------

     Hills is an operator of discount department stores in the Northeast and Midwest and offers a broad selection of merchandise at everyday low prices, targeted primarily at the female shopper. The closing market price of this investment at December 31, 1997 reflects $1.5 million of net unrealized depreciation, bringing the aggregate net unrealized depreciation to $33.1 million through December 31, 1997.

     Playtex Products, Inc. ("Playtex")
     ---------------------------------

     Playtex manufactures and sells feminine hygiene and nursery products, household rubber gloves, toothbrushes and Jhirmack and LaCoupe haircare products. The fair market value of this investment as determined by the closing market price at December 31, 1997 is $3.5 million which reflects total unrealized depreciation of $1.8 million.

     Stanley Furniture Company, Inc. ("Stanley")
     ------------------------------------------

     Stanley Furniture designs, manufactures and markets furniture and fabric products.

     During February 1997, Fund II sold 272 shares of Stanley Furniture for $24 per share and received total proceeds of $6,528 and recognized a gain of $3,105. On June 30, 1997, Fund II entered into a stock purchase agreement with Stanley Furniture whereby Fund II sold 6,281 shares of Stanley Furniture for $20 per share. Fund II received total proceeds of $125,620 and recognized a gain of $46,582. On November 18, 1997, Fund II sold 3,460 shares of Stanley Furniture for $25 per share. Fund II received total proceeds of $86,500 and recognized a gain of $42,961.

     On January 6, 1998, Fund II sold its remaining holdings of common stock in Stanley Furniture Company, Inc. The common stock was sold pursuant to a Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, Fund II sold its remaining 3,461 shares of common stock and received net proceeds of $93,447 or $27 per share.

     The fair market value of this investment as determined by the closing market price at December 31, 1997 is $96,475 which reflects total unrealized appreciation of $52,923.

     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES
     ----------------------------------------------

     The following is a brief description of the companies in Fund II's Non-Managed Company portfolio during the year ended December 31, 1997:

     BioLease, Inc. ("BioLease")
     --------------------------

     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. Fund II's investment in BioLease Common Stock was written down to zero, and the Subordinated Notes wre written down to approximately 50% of par value during the year ending December 31, 1997. These writedowns resulted in total net unrealized depreciation of $412,000 through December 31, 1997.

     Fitz and Floyd Corporation
     --------------------------

     On April 11, 1997 the Bankruptcy Court confirmed a plan of Reorganization for Fitz & Floyd. As a result, on April 14, 1997, a follow-on investment of $2.4 million was made in Fitz and Floyd and Fund II received a $2.4 million 12% subordinated note. Additionally, Fund II exchanged the $12.6 million adjustable notes, which Fund II previouslly held, for Series A Preferred Stock and Class A Common Stock in Fitz and Floyd. No gain or loss was recorded on the transaction. The fair market value of this investment at December 31, 1997 is $5.4 million which reflects total unrealized depreciation of $9.6 million.

     Fitz & Floyd is the maker of fine china dinnerware and ceramic giftware whose products are retailed through leading specialty and department stores and catalogs throughout the U.S. and Canada.


     FLA. Orthopedics, Inc.
     ---------------------

     As of December 31, 1997, Fund II has valued its remaining investment in FLA. Orthopedics, Inc. at zero, which resulted in cumulative unrealized depreciation of $1.5 million.

     Soretox
     -------

     Soretox, through its wholly-owned subsidiary Stablex Canada Inc., is an inorganic hazardous waste management company operating in Eastern Canada and the Northeastern United States. Fund II is currently not accruing interest on this investment and wrote down its investment in the Stablex Jr. Subordinated Note at zero during the year ended December 31, 1997. The Retirement Fund's valuation reflects total unrealized depreciation of approximately $4.0 million through December 31, 1997.

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

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996, the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, in the opinion of legal counsel, the outcome of this case is not determinable at this time.

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of Fund II during the fourth quarter of the year ended December 31, 1997.

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

     The approximate number of Unit holders as of January 1, 1998, the last effective date of transfer (as described below), was 11,132. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partnership interests in Fund II.

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

     MLPF&S provids estimated values of limited partnerships and other direct investments reported on client account statements and no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as Fund II's Units) are provided by independent valuation services. MLPF&S clients may contact their MLPF&S Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Fund's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or Fund II's current net asset value upon the liquidation of the Fund's assets over its remaining life.

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

     Accordingly, Distributable Cash from Investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized by the Managing General Partner, will be payable to the transferor and not the transferee.

        Cash Distributions

     Fund II has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - the information in which is incorporated herein by reference.

Item 6.  Selected Financial Data
Supplemental Information Schedule

Selected Financial Data
                                                                      For the Years Ended December 31,
TOTAL FUND INFORMATION:                         1997                1996               1995               1994                1993
                                            -------------     --------------    ----------------    ---------------   -------------

Net Investment Income                         $ 8,426,190     $  11,023,166       $ 4,146,846       $  7,816,305      $   4,967,971

Net Realized Gain on Sales of Investments          92,648         5,894,176         8,372,906         63,853,148         13,201,921

Net Change in (Depreciation) Appreciation
    on Investments                             (6,129,993)      (15,723,691)      (30,559,313)      (100,354,280)        80,586,157

Cash Distributions to Partners   (a)           26,672,357        49,261,781        29,490,761        101,901,964         31,187,989

Net Assets                                     46,832,011        71,115,538       119,183,669        166,713,991        297,300,782

Cost of Mezzanine Investments                  91,989,046       103,597,216       135,797,397        144,603,700        148,865,244

Total Assets                                   47,105,834        71,678,160       120,346,488        167,805,653        299,130,035


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                             $     36.43       $     50.33       $     32.05       $      49.88       $      52.20

Expenses                                            (7.79)           (15.11)           (19.71)            (19.70)
(29.85)
                                              -----------       -----------       -----------       ------------       ------------
Net Investment Income                         $     28.64       $     35.22       $     12.34       $      30.18       $      22.35
                                              ===========       ===========       ===========       ============       ============

Net Realized Gain on Sales of
  Investments                                 $       .42       $     14.47       $     34.23       $     225.61       $      59.39

Net Change in (Depreciation) Appreciation
  on Investments                                   (27.58)           (70.73)          (137.47)           (451.45)            362.52

Cash Distributions                          (a)    106.00            192.87 (b)        112.31 (b)         413.35             140.30

Cumulative Cash Distributions                    1,158.68          1,052.68            859.81             747.50             334.15

Net Asset Value                                    209.93            314.44            528.63             730.09           1,339.10


(a) Includes $17,293,893 million or $77.99 per Limited Partnership Unit return of Capital from the sale of Portfolio Investments during 1997.

(b)  Certain   amounts  from  prior  quarters  have  been  restated  to  reflect adjustments made in 1997.  See Notes 10 and 13 to the Financial  Statements
     for further information.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     Capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on December 20, 1989.

     At December 31, 1997, Fund II had outstanding a total (at cost) of $91.9 million invested in Mezzanine Investments representing $68 million Managed and $23.9 million Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities less than one month.

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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of December 31, 1997 there is no outstanding Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of March 19, 1998, the remaining reserve balance was $3.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $8.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

     Certain issuers of Securities held by Fund II (First Alert, Hills and Playtex) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II were not registered in these offerings, Fund II has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least one year on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least two years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

     The investment income from operations for the year consists primarily of interest and discount income earned on the investment of Mezzanine Investments and short-term money market instruments.

     For the year ended December 31, 1997, Fund II had investment income of $10.2 million, as compared to $14.4 million and $8.5 million for the comparable years ended 1996 and 1995, respectively. The decrease in 1997 investment income as compared to 1996 is due to the sale of income producing portfolio companies in 1997, as well as recognition of previously unrecorded interest income of payment-in-kind securities totalling $7.2 million related to the sale of CST Office Products, Inc. in March of 1996. The increase in 1996 investment income from 1995 is due primarily to the recognition of interest income related to the sale of CST Office Products, Inc. in the first quarter of 1996.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid by Fund II to the Investment Adviser for the years ended December 31, 1997, 1996 and 1995 were $759,160, $988,882 and $1.5 million, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1.2 million for Fund II and the Retirement Fund on a combined basis. The decrease in Investment Advisory Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by Fund II. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the years ended December 31, 1997, 1996 and 1995, Fund II incurred $140,157, $139,158 and
$125,816, respectively, in reimbursable expenses.

     The Fund Administration Fees paid to the Fund Administrator for the years ended December 31, 1996 and 1995 were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. The decrease in Fund Administration Fees were a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments. For the years ended December 31, 1997, 1996 and 1995, Fund Administration Fees were $569,224, $675,250 and $798,478, respectively.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, for the period ending November 10, 1997, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II was reimbursable to the Fund Administrator.

     Legal and Professional Fees were incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Professional fees for the years ended December 31, 1997, 1996 and 1995 were $152,000, $1.3 million and $1.7 million, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings.

     For the year ended December 31, 1997, Fund II had net investment income of $8.4 million as compared to $11 million for the same period in 1996 and $4.1 million for the same period in 1995. The decrease in 1997 net investment income as compared to 1996 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc., in March of 1996. The increase in 1996 net investment income as compared to 1995 is primarily attributable to interest income in 1996 from payment-in-kind securities related to the sale of CST Office Products, Inc.

Net Assets

     Fund II's net assets decreased by $24.3 million during the year ended December 31, 1997, due to the payment of cash distributions to partners of $26.7 million ($18.4 million of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $6.1 million, partially offset by net investment income of $8.4 million and realized gains of $92,648 from the sales of Mezzanine Investments.

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1997, Fund II recorded net unrealized depreciation of $6.1 million of which $3.3 million was related to net depreciation in market value of publicly traded securities held as of December 31, 1997. This compares to net unrealized depreciation of $15.7 million for 1996 of which $12.5 million was related to net depreciation in market value of publicly traded securities. Fund II's cumulative net unrealized depreciation on investments as of December 31, 1997 totaled $49.4 million.

     For the year ended December 31, 1995, Fund II recorded net unrealized depreciation of $30.6 million of which $22.7 million was related to net unrealized depreciation in market value of publicly traded securities.

     Fund II's valuation of the common stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at December 31, 1997.

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

     Approximately 51% of Fund II's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the year ended December 31, 1997, Fund II recorded realized gains from investments of $92,648 as compared to $5.9 million and $8.4 million for the years ended December 31, 1996 and 1995, respectively. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On February 2, 1998, the Individual General Partners approved the fourth quarter 1997 cash distribution which represents net investment income of $372,822 from Mezzanine Investments, net investment income of $22,982 from Temporary Investments and Net Distributable Capital proceeds from the sale of Stanley Furniture of $87,067 (which includes a return of capital of $44,106). The total amount distributed to Limited Partners was $370,314 or $1.67 per Unit, which was paid on February 13, 1998. The Managing General Partner received a total of $2,764 with respect to its interest in Fund II and $112,010 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $84 with respect to his interest in Fund II.

     Additionally, on February 2, 1998, the Independent General Partners approved a cash distribution to Limited Partners consisting of a repayment by the Managing General Partner of $328,183 representing an overpayment of an MGP distribution with respect to a transaction effected during the quarter ending December 31, 1995, and to pay Fund II Limited Partners interest on such amount. This distribution totaling $1.67 per Unit was distributed on Febuary 13, 1998, to Limited Partners of record at December 31, 1997.

     Because most of Fund II's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by Fund II may not be sufficient to cover Fund II's expenses in the future. As a result, any interest income received will be used to pay Fund II expenses and may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from recovered capital and gains, from asset sales, if any, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

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

Cash Distributions

     The following  table  represents  distributions  approved by the Individual
General Partners of ML-Lee  Acquisition Fund II, L.P. since inception  (November
10, 1989):

                             Total        Limited                 Per Unit      Managing                  Individual
                          Distributed    Partners      Per        Return of     General      Incentive      General
                            Cash(a)       Amount       Unit        Capital       Partner       Fee(b)       Partner
                        ------------  ------------   --------    ----------   -----------    ----------   ----------

Fourth Quarter 1989       $1,224,768    $1,221,692   $   6.27       $     -     $  2,796      $      -       $   280
First Quarter 1990         3,776,596     3,767,253      17.00             -        8,494             -           849
Second Quarter 1990        4,943,920     4,751,996      21.43             -       11,120       179,692         1,112
Third Quarter 1990         3,487,811     3,479,179      15.69             -        7,847             -           785
Fourth Quarter 1990        6,045,031     5,705,499      25.73             -       13,598       324,574         1,360
First Quarter 1991         2,889,835     2,882,685      13.00             -        6,500             -           650
Second Quarter 1991        4,216,058     4,205,629      19.56             -        9,481             -           948
Third Quarter 1991         2,936,520     2,929,252      13.21             -        6,607             -           661
Fourth Quarter 1991        3,438,901     3,430,395      15.47             -        7,733             -           773
First Quarter 1992         3,599,446     3,590,052      16.19             -        8,584             -           810
Second Quarter 1992        3,829,652     3,820,667      17.23             -        8,124             -           861
Third Quarter 1992         2,905,394     2,898,207      13.07             -        6,534             -           653
Fourth Quarter 1992        3,027,660     3,020,167      13.62             -        6,812             -           681
First Quarter 1993        21,642,642    21,589,093      97.36         85.75       48,681             -         4,868
Second Quarter 1993        1,442,695     1,439,125       6.49             -        3,245             -           325
Third Quarter 1993         5,074,991     5,062,438      22.83          2.45       11,412             -         1,141
Fourth Quarter 1993       11,803,865    11,774,660      53.10          1.33       26,550             -         2,655
First Quarter 1994        16,087,488    16,047,686      72.37         59.42       36,184             -         3,618
Second Quarter 1994        4,214,710     4,204,285      18.96         12.24        9,477             -           948
Third Quarter 1994         1,298,201     1,294,991       5.84          3.42        2,918             -           292
Snapple Distribution
 on 12/15/94              68,497,700    58,336,675     263.08          9.70      164,845     9,979,695        16,485
Fourth Quarter 1994          375,092       241,702       1.09             -          543       132,793            54
EquiCredit Distribution
 on 2/14/95                7,276,582     6,359,647      28.68          2.68       16,826       898,426         1,683
First Quarter 1995         6,731,899     5,505,928      24.83         23.77       12,418     1,212,311         1,242
Second Quarter 1995        3,477,482     2,084,403       9.40           .57        6,215     1,386,242           622
Third Quarter 1995         2,019,088     1,124,247       5.07          4.50        2,536       892,051           254
Sun Pharmaceuticals
 Distribution on 12/11/95  9,610,616     9,587,798(c)   43.24         37.42       20,744             - (c)     2,074
Fourth Quarter 1995          333,445       166,765(c)     .75             -          752       165,853 (c)        75
CST Distribution
 on 5/03/96               25,825,311    21,023,644(c)   94.81         63.04       47,165     4,749,785 (c)     4,717
First Quarter 1996         1,766,006     1,263,947       5.70             -        2,849       498,925           285
Ghirardelli Distribution
 on 5/03/96                9,409,746     9,386,466      42.33         32.57       21,164             -         2,116
Second Quarter 1996       11,494,950    10,745,763      48.46         20.09       24,229       722,535         2,423
Third Quarter 1996           432,323       181,831        .82             -          410       250,041            41
Fourth Quarter 1996        1,833,044     1,226,250       5.53          5.04        2,764       603,754           276
First Quarter 1997           696,267        79,828        .36           .01          180       616,241            18
Anchor Distribution
 on 5/15/97               19,963,238    18,158,698      81.89         66.06       40,946     1,759,500         4,095
Second Quarter 1997        3,203,136     2,818,379      12.71          7.43        6,353       377,769           635
Third Quarter 1997         1,304,854     1,221,815       5.51          4.49        2,757        80,006           276
Fourth Quarter 1997          483,244       370,314       1.67           .20          836       112,010            84
                       -------------  ------------  ---------      --------    ---------   -----------      --------
Totals                 $ 282,620,207  $256,999,051  $1,160.35      $ 442.18    $ 617,229   $24,942,203      $ 61,725
                       =============  ============  =========      ========    =========   ===========      ========

(a)  Distributions are paid no later than 45 days after the end of each quarter.

(b)  MGP Distributions to the Managing General Partner are the result of Limited
     Partners achieving cumulative Priority Returns on Mezzanine Investments, in accordance with the Partnership Agreement.

(c)  Certain   amounts  from  prior  quarters  have  been  restated  to  reflect adjustments made in 1997.  See Notes 10 and 13 to the Financial  Statements
     for further information.

Item 8.    Financial Statements and Supplementary Data


                        ML-LEE ACQUISITION FUND II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
    As of December 31, 1997 and December 31, 1996

Statements of Operations
    For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in Net Assets
    For the Years Ended December 31, 1997, 1996 and 1995

Statements of Cash Flows
    For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in  Partners' Capital
    For the Years Ended December 31, 1997, 1996 and 1995

Schedule of Portfolio Investments - December 31, 1997

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses - Schedule 1

Supplementary Schedule of Unrealized Appreciation and Depreciation - Schedule 2

                       Report of Independent Accountants



To the General and Limited Partners of ML-Lee Acquisition Fund II, L.P.

        In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund II, L.P. (the "Fund") at December 31, 1997 and 1996, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1997 by correspondence with the custodian and brokers and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $42,646,000 at December 31, 1997 (91.1% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

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








PRICE WATERHOUSE LLP




New York, New York
March 19, 1998


                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                        December 31, 1997   December 31, 1996
                                                                         ---------------    ---------------

ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $68,023
      at December 31, 1997 and $81,990 at December 31, 1996)             $        34,206    $        51,516
    Non-Managed Companies (amortized cost $23,967
      at December 31, 1997 and $21,608 at December 31, 1996)                       8,440              8,865
    Temporary Investments, at amortized cost (cost $3,612
      at December 31, 1997 and $10,199 at December 31, 1996)                       3,627             10,217
Cash (of which $115 is restricted at December 31, 1996)                              245                125
Accrued Interest and Other Receivables - Note  2                                     257                951
Due from Affiliate  - Note 10                                                        328                 --
Prepaid Expenses                                                                       4                  4
                                                                         ---------------    ---------------
TOTAL ASSETS                                                             $        47,107    $        71,678
                                                                         ===============    ===============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                  $           100    $           159
    Reimbursable Administrative Expenses Payable - Note 8                             11                 45
    Independent General Partners' Fees Payable - Note 9                               12                 33
    Deferred Interest Income - Note 2                                                151                326
                                                                         ---------------    ---------------
Total Liabilities                                                                    274                563
                                                                         ---------------    ---------------

Partners' Capital - Note 2
    Individual General Partner                                                        15                 19
    Managing General Partner                                                         266              1,368
    Limited Partners (221,745 Units)                                              46,552             69,728
                                                                         ---------------    ---------------
Total Partners' Capital                                                           46,833             71,115
                                                                         ---------------    ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $        47,107    $        71,678
                                                                         ===============    ===============


                  See the Accompanying Notes to Financial Statements.



                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      For the Years Ended December 31,
                                                                    ---------    ---------    ---------
                                                                         1997         1996         1995
                                                                    ---------    ---------    ---------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                            $   4,354    $  13,462        7,523
Discount and Dividend Income                                            5,803          920        1,004
                                                                    ---------    ---------    ---------
    TOTAL INCOME                                                       10,157       14,382        8,527
                                                                    ---------    ---------    ---------
EXPENSES:
Investment Advisory Fee - Note 7                                          759          989        1,537
Fund Administration Fee - Note 8                                          570          675          798
Legal and Professional Fees                                               152        1,345        1,651
Reimbursable Administrative Expenses - Note 8                             140          139          126
Independent General Partners' Fees and Expenses - Note 9                  106          207          263
Insurance Expense                                                           4            4            5
                                                                    ---------    ---------    ---------
    TOTAL EXPENSES                                                      1,731        3,359        4,380
                                                                    ---------    ---------    ---------

NET INVESTMENT INCOME                                                   8,426       11,023        4,147
                                                                    ---------    ---------    ---------
Net Realized Gain on Investments - Note 4 and Schedule 1                   93        5,895        8,373
                                                                    ---------    ---------    ---------
Net Change in Unrealized Depreciation on Investments:
Note 5 and Schedule 2
  Publicly Traded Securities                                           (3,342)     (13,952)     (22,693)
  Nonpublic Securities                                                 (2,788)      (1,772)      (7,867)
                                                                    ---------    ---------    ---------
SUBTOTAL                                                               (6,130)     (15,724)     (30,560)
                                                                    ---------    ---------    ---------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                            2,389        1,194      (18,040)
Less:  Earned MGP Distributions to Managing General Partner            (2,078)      (5,366)      (2,162)
                                                                    ---------    ---------    ---------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                      $     311    $  (4,172)   $ (20,202)
                                                                    =========    =========    =========


               See the Accompanying Notes to Financial Statements


                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                                 For the Years Ended December 31,
                                                               ---------    ---------    ---------
                                                                    1997         1996         1995
                                                               ---------    ---------    ---------

FROM OPERATIONS:

Net Investment Income                                          $   8,426    $  11,023    $   4,147

Net Realized Gain on Investments                                      93        5,895        8,373

Net Change in Unrealized  Depreciation
  From Investments                                                (6,130)     (15,724)     (30,560)
                                                               ---------    ---------    ---------

Net Increase (Decrease) in Net Assets
  Resulting from Operations                                        2,389        1,194      (18,040)

Cash Distributions to Partners                                   (26,671)     (49,262)     (29,491)
                                                               ---------    ---------    ---------

Total Decrease                                                   (24,282)     (48,068)     (47,531)

NET ASSETS:

Beginning of Year                                                 71,115      119,183      166,714
                                                               ---------    ---------    ---------

End of Period                                                  $  46,833    $  71,115    $ 119,183
                                                               =========    =========    =========


               See the Accompanying Notes to Financial Statements.

                                 ML-LEE ACQUISITION FUND II, L.P.
                                    STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)

                                                                                 For the Years Ended December 31,
                                                                              ---------    ---------    ---------
                                                                                   1997         1996         1995
                                                                              ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                     $  10,677    $  15,268        7,650
  Legal and Professional Fees                                                      (207)      (1,549)      (1,363)
  Investment Advisory Fee                                                          (759)        (989)      (1,537)
  Fund Administration Fee                                                          (570)        (675)        (799)
  Independent General Partners' Fees and Expenses                                  (128)        (240)        (242)
  Reimbursable Administrative Expenses                                             (174)        (151)        (156)
  (Purchase) Sale of Temporary Investments, Net                                   6,588         (175)       8,321
  Purchase of Portfolio Companies                                                (2,420)          --       (1,635)
  Proceeds from Sales of Portfolio Company Investments                           14,117       37,901       19,256
  Insurance Expense                                                                  (4)          (4)          (4)
                                                                              ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        27,120       49,386       29,491
                                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                (27,000)     (49,262)     (29,491)
                                                                              ---------    ---------    ---------
NET CASH APPLIED TO FINANCING ACTIVITIES                                        (27,000)     (49,262)     (29,491)
                                                                              ---------    ---------    ---------
  Net Increase in Cash                                                              120          124           --
  Cash at Beginning of Year                                                         125            1            1
                                                                              ---------    ---------    ---------
CASH AT END OF PERIOD                                                         $     245    $     125    $       1
                                                                              =========    =========    =========

                                      RECONCILIATION OF NET INVESTMENT INCOME
                                   TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                         $   8,426    $  11,023    $   4,147
                                                                              ---------    ---------    ---------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                             18,195       32,015       17,569
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivable                                               520          702         (878)
  (Decrease) Increase in Legal and Professional Fees Payable                        (59)        (204)         291
  (Decrease) Increase in Reimbursable Administrative Expenses Payable               (34)         (12)         (31)
  (Decrease) Increase in Independent General Partners' Fees Payable                 (21)         (33)          20
  Net Realized Gain on Sales of Investments                                          93        5,895        8,373
                                                                              ---------    ---------    ---------
TOTAL ADJUSTMENTS                                                                18,694       38,363       25,344
                                                                              ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $  27,120    $  49,386    $  29,491
                                                                              =========    =========    =========




               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                              Individual       Managing
                                                               General         General        Limited
                                                               Partner         Partner        Partners        Total
                                                            --------------  --------------  -------------  ------------

For the Twelve Months Ended December 31, 1995
Partners' Capital at January 1, 1995                            $      40       $   4,780      $ 161,894      $166,714
Allocation of Net Investment Income                                     1           1,410          2,736         4,147
Allocation of Net Realized Gain on Investments                          1             780          7,592         8,373
Allocation of Net Change in Unrealized
  Depreciation From Investments                                        (7)            (69)       (30,484)      (30,560)
Cash Distributions to Partners                                         (6)         (4,969)       (24,516)      (29,491)
                                                                ---------       ---------      ---------      --------
Partners' Capital at December 31, 1995                          $      29       $   1,932      $ 117,222      $119,183
                                                                =========       =========      =========      ========

For the Twelve Months Ended December 31, 1996
Partners' Capital at January 1, 1996                            $      29       $   1,932      $ 117,222      $119,183
Allocation of Net Investment Income                                     2           3,211          7,810        11,023
Allocation of Net Realized Gain on Investments                          1           2,684          3,210         5,895
Allocation of Net Change in Unrealized
  Depreciation From Investments                                        (3)            (35)       (15,686)      (15,724)
Cash Distributions to Partners                                        (10)         (6,424)       (42,828)      (49,262)
                                                                ---------       ---------      ---------      --------
Partners' Capital at December 31, 1996                          $      19       $   1,368      $  69,728      $ 71,115
                                                                =========       =========      =========      ========

For the Twelve Months Ended December 31, 1997
Partners' Capital at January 1, 1997                            $      19       $   1,368      $  69,728      $ 71,115
Allocation of Net Investment Income                                     2           2,073          6,351         8,426
Allocation of Net Realized Gain on Investments                          -               -             93            93
Allocation of Net Change in Unrealized
  Depreciation From Investments                                        (1)            (14)        (6,115)       (6,130)
Cash Distributions to Partners                                         (5)         (3,161)       (23,505)      (26,671)
                                                                ---------       ---------      ---------      --------
Partners' Capital at December 31, 1997 - Notes 2,3              $      15       $     266      $  46,552      $ 46,833
                                                                =========       =========      =========      ========


                       See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


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

                   ANCHOR ADVANCED PRODUCTS, INC. (b) - Notes 4, 13
410,677 Shares     Anchor Holdings Inc., Common Stock (d)                              04/30/90  $  1,396   $  1,396
                   $5,867  11.67 Sr. Sub. Note
                   $7,822  17.50 Jr. Sub. Note
                   Purchased 4/30/90                      $13,689
                   Repaid 4/02/97                         $13,689
                   Realized Gain                          $     -
                   162,967 Shares Common Stock
                   Purchased 4/30/90                      $ 1,548
                   Exercised 247,710 Warrants 4/2/97      $ 2,354
                   Return of Capital Proceeds
                     from the Anchor Dividend             $(2,506)
                   Cost Basis of Equity                   $ 1,396                                ------------------------------
                                                                                                    1,396      1,396       3.02
                                                                                                 ------------------------------

                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90    13,037     13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90     4,107      4,107
                   (16.6% of fully diluted common equity) (h)                                    ------------------------------
                                                                                                   17,144     17,144      37.05
                                                                                                 ------------------------------

                   CINNABON INTERNATIONAL, INC.
                   (formerly Restaurants Unlimited)
$6,044             Cinnabon, 11% Subordinated Note due 06/30/02(c)                     06/03/94     6,044      6,044
391,302 Warrants   Cinnabon, Common Stock Warrants(d)                                  06/03/94         0          0
                    (2.1% of fully diluted common equity) (h)                                    ------------------------------
                                                                                                    6,044      6,044      13.06
                                                                                                 ------------------------------

                   COLE NATIONAL CORPORATION
13,161 Warrants    Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90         0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants) (h)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $ 1,393
                   Repaid 11/15/90                        $ 1,393
                   Realized Gain                          $     0
                                                                                                 ------------------------------
                                                                                                        0          0       0.00
                                                                                                 ------------------------------
2,058,474 Shares   FIRST ALERT, INC., (b) - Notes 5,13
                   First Alert, Inc., Common Stock(a)(d)                                07/31/92    3,320      4,374
                     (8.1% of fully diluted common equity)(h)
                      $10,198 12.5% Sub. Note
                      Purchased 07/31/92                  $10,198
                      Repaid 03/28/94                     $10,198
                      Realized Gain                       $     0
                                                                                                 ------------------------------
                                                                                                    3,320      4,374       9.45
                                                                                                 ------------------------------

            See the Accompanying Notes to the Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                             DECEMBER 31, 1997
                           (DOLLARS IN THOUSANDS)


Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  HILLS STORES COMPANY - Note 5
458,432 Shares    Hills Stores Company, Common Stock(a)(d)                            04/03/90   $ 30,246    $ 1,433
62,616 Shares     Hills Stores Company, Common Stock(a) (d)                           08/21/95      4,530        195
                   (4.1% of fully diluted common equity) (h)                                     --------------------------------
                                                                                                   34,776      1,628         3.52
                                                                                                 --------------------------------

                  PLAYTEX PRODUCTS, INC. (b) - Note 5
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                          03/29/90      5,299      3,523
                    (.6% of fully diluted common equity)(h)
                    $7,333 15% Subordinated Note
                    Purchased 03/29/90                      $7,333
                    Sold 09/28/90                           $7,349
                    Realized Gain                           $   16
                    84,870 Shares Common Stock
                    Purchased 03/29/90                      $  282
                    Sold 12/20/91                           $  328
                    Realized Gain                           $   46
                    $7,334 15% Subordinated Note
                    Purchased 03/29/90                      $7,334
                    Sold 02/01/93                           $7,327
                    Realized Loss                           $   (7)
                    Total Net Realized Gain                 $   55
                                                                                                 --------------------------------
                                                                                                    5,299      3,523         7.61
                                                                                                 --------------------------------
                  STANLEY FURNITURE COMPANY, INC. (b) - Notes 4,5,13
3,461 Shares      Stanley Furniture Company, Inc., Common Stock(a)(d)                 06/30/91         44         97
                    (.3% of the fully diluted common equity)(h)
                    9,631 Shares Common Stock
                    Purchased 6/30/91                      $  121
                    Sold 8,375 Shares 11/13/96             $  127
                    Sold 1,256 Shares 12/13/96             $   19
                    Realized Gain                          $   25
                    Purchased 272 Shares 6/30/91           $    4
                    Sold 2/7/97                            $    7
                    Realized Gain                          $    3
                    Purchased 6,281 Shares 6/30/91         $   79
                    Sold 6/30/97                           $  126
                    Realized Gain                          $   47
                    Purchased 3,460 Shares 6/30/91         $   44
                    Sold 11/18/97                          $   87
                    Realized Gain                          $   43
                    Total Net Realized Gain                $  118
                                                                                                 --------------------------------
                                                                                                       44         97         0.21
                                                                                                 --------------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 68,023   $ 34,206        73.92
                                                                                                 ================================

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                             DECEMBER 31, 1997
                           (DOLLARS IN THOUSANDS)


Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.- Note 5
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676     $  392
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94          -
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                  -------------------------------
                                                                                                      784        406          .88
                                                                                                  -------------------------------

                  FITZ AND FLOYD -Notes 4,5
$2,420            Fitz and Floyd, 12% Sub. Nt. due 04/15/04 (c)                        04/11/97     2,420      2,420
 8,470 Shares     Fitz and Floyd, Series A Preferred Stock (d)                         04/11/97    12,619      3,024
                   1,324,508 Shares Common Stock
                   Purchased various                      $    20
                   Surrendered May 1996                   $     -
                   Realized Loss                          $   (20)
                   $10,281  Sr. Sub. Note
                   $2,419  Sr. Sub. Note
                   Purchased various                      $12,619
                   Exchanged 04/14/97
                   8,470 Sh Series A Preferred Stock and
                   51,245 Shares Common Stock             $12,619
                   Realized Gain                          $     0
                   Total Realized Loss                    $   (20)                                -------------------------------
                                                                                                   15,039      5,444        11.76
                                                                                                  -------------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock(d)                      08/02/93     1,513          -
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                    1,513          -         0.00
                                                                                                  -------------------------------

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                              DECEMBER 31, 1997
                           (DOLLARS IN THOUSANDS)


 Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  SORETOX - Notes 5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)            06/29/95  $  3,503     $ 2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)        06/29/95     3,128           0
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                     12/06/91         0           0
                                                                                                -----------------------------
                                                                                                   6,631       2,590     5.60
                                                                                                -----------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                    $ 23,967     $ 8,440    18.24
                                                                                                =============================

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     28,808      24,483    52.91
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     63,182      18,163    39.25
                                                                                                -----------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                  $ 91,990     $42,646    92.16
                                                                                                =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 3,132           General Electric Corp. 5.81% due 1/5/98                             12/04/97     3,116       3,130
$   497           Clipper Receivables, 5.97% due 1/2/98                               12/18/97       496         497
                                                                                                -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                             3,612       3,627     7.84
                                                                                                -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                   $  3,612    $  3,627     7.84
                                                                                                -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                    $ 95,602    $ 46,273   100.00%
                                                                                                =============================


(a)     Publicly traded class of securities.
(b)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)     Restricted security.
(d)     Restricted non-income producing equity security.
(e)     Represents original cost and excludes accretion of discount of $33 for Mezzanine Investments and $15 for Temporary Investments.
(f)     Inclusive of receipt of payment-in-kind securities.
(g)     Non-accrual investment status.
(h)     Percentages of Common Equity have not been audited by Price Waterhouse LLP.

See the Accompanying Notes to Financial Statements.

                         ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

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

     Fund II elected to operate as a business development company under the Investment Company Act of 1940. Fund II's primary investment objective is to provide current income and capital appreciation potential by investing in privately-structured, friendly leveraged buyouts and other leveraged transactions. Fund II pursues this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. Fund II may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because the portfolio investments of companies whose equity is publicly traded are valued at the last price at December 31, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1997 and December 31, 1996, Fund II had in its portfolio of investments $441,900 of payment-in-kind notes which excludes $2.5 million and $1.1 million, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of December 31, 1997 and December 31, 1996, Fund II had in its portfolio of investments $29,059 of payment-in-kind equity securities.

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

4.      Investment Transactions

     During February 1997, Fund II sold 272 shares of Stanley Furniture for $24 per share and received total proceeds of $6,528 and recognized a gain of $3,105. On June 30, 1997, Fund II entered into a stock purchase agreement with Stanley Furniture whereby Fund II sold 6,281 shares of Stanley Furniture for $20 per share. Fund II received total proceeds of $125,620 and recognized a gain of $46,582. On November 18, 1997, Fund II sold 3,460 shares of Stanley Furniture for $25 per share. Fund II received total proceeds of $86,500 and recognized a gain of $42,961.

     On April 2, 1997, Anchor completed a recapitalization pursuant to which Anchor issued $100,000,000 aggregate principal amount of Senior Notes due 2004 and entered into a new credit facility (the "Recapitalization"). As part of the Recapitalization, Anchor repaid substantially all of its outstanding debt, including all accrued interest and any premiums in connection therewith. As a result, Anchor repaid the Senior Subordinated Note and Junior Subordinated Note held by Fund II, together with all accrued interest and prepayment premiums for an aggregate of $14.5 million.

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of December 31, 1997, the remaining reserve balance was $3.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $8.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

5.   Unrealized Appreciation and Depreciation of Investments

     Fund II's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley reflects their closing market prices at December 31, 1997.

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

    - Florida Orthopedics, Inc., on January 1, 1995.
    - Stablex Canada, Inc., on June 29, 1995.

7.    Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the years ended December 31, 1997, 1996 and 1995, Fund II paid $759,160, $988,882 and $1.5 million, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an Administration Fee and reimbursement for certain out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("reimbursable expenses"). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the years ended December 31, 1997, 1996 and 1995, Fund II paid $569,224, $675,250 and $798,478, respectively, in Fund Administration Fees.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses incurred by Funds . Reimbursable expenses primarily consist of printing, audit, tax preparation and custodian fees. For the years ended December 31, 1997, 1996 and 1995, Fund II incurred $140,157, $139,158 and $125,816, respectively, in reimbursable expenses.

     For the period ending November 1997, the Fund Administration Fee was calculated at an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses plus a portion of reimbursable expenses incurred by Fund II.

     In addition,  ML Mezzanine II Inc., an affiliate of the Fund  Administrator
and  Merrill  Lynch  &  Co.,Inc.,   receives  5%  of  the  benefit  of  any  MGP
Distributions paid to the Managing General Partner (see Note 10).

9.   Independent  General  Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the years ended December 31, 1997, 1996 and 1995, Independent General Partners' Fees and Expenses were $106,069, $207,269 and $262,832, respectively.

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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until any Deferred Distribution Amount is paid.

     During 1997, Fund II paid the Individual General Partner distributions totaling $5,300 and Managing General Partner distributions totaling $3,490,271 (which includes $3,437,271 of MGP Distributions as defined above). As of December 31, 1997, the Managing General Partner has earned a total of $24.9 million in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

     Fund II has recorded a receivable of $328,183 or $1.48 per Unit, which represents an amount due from the Managing General Partner at December 31, 1997. This amount is a correction of an MGP Distribution made on December 11, 1995, with respect to a transaction effected at that time.

     The Managing General Partner has repaid the amount to Fund II, plus interest, all of which was distributed to Limited Partners along with the fourth quarter distribution made on February 13, 1998 to Limited Partners of record as of December 31, 1997. See Note 13 for further information.

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

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996, the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, in the opinion of legal counsel, the outcome of this case is not determinable at this time.

12.  Income Taxes (Statement of Financial Accounting Standards  No. 109)

     No provision for income taxes has been made because all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1997, the tax basis of Fund II's assets are greater than the amounts reported in the financial statements by $49.9 million. This difference is attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

13.     Subsequent Events

     On February 2, 1998, the Individual General Partners approved the fourth quarter 1997 cash distribution which represents net investment income of $372,822 from Mezzanine Investments, net investment income of $22,982 from Temporary Investments and Net Distributable Capital proceeds from the sale of Stanley Furniture of $87,067 (which includes a return of capital of $44,106). The total amount distributed to Limited Partners was $370,314 or $1.67 per Unit, which was paid on February 13, 1998. The Managing General Partner received a total of $2,764 with respect to its interest in Fund II and $112,010 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $84 with respect to his interest in Fund II.

     Additionally, on February 2, 1998, the Independent General Partners approved a cash distribution to Limited Partners consisting of a repayment by the Managing General Partner of $328,183 representing an overpayment of an MGP distribution with respect to a transaction effected during the quarter ending December 31, 1995, and to pay Fund II Limited Partners interest on such amount. This distribution totaling $1.67 per Unit was distributed on Febuary 13, 1998, to Limited Partners of record at December 31, 1997.

     On January 6, 1998, Fund II sold its remaining holdings of common stock in Stanley Furniture Company, Inc. The common stock was sold pursuant to a Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, Fund II sold its remaining 3,461 shares of common stock and received net proceeds of $93,447 or $27 per share.

     On February 28, 1998, First Alert and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam will acquire all of the outstanding shares of First Alert Common Stock for approximately $175 million ($5.25 per share) by means of a tender offer (the "Tender Offer"), and assume all of the debt of First Alert. Pursuant to the Tender Offer, which was executed on March 6, 1998, Fund II tendered all of its shares of First Alert Common Stock and expects to receive proceeds of approximately $10.8 million. The per Unit amount to be distributed to Fund II's Limited Partners from this transaction is not determinable at this time. Any distribution of these net Distributable Capital Proceeds after the payment of expenses and the establishment of reserves, as provided for in Fund II's Partnership Agreement, will be distributed to Limited Partners of record as of the date of the expiration of this Tender Offer, which is scheduled to be on April 2, 1998, unless the Tender Offer is extended.

     On March 19, 1998 Fund II and Affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor. Pursuant to this transaction Fund II sold 410,677 shares of Anchor Common Stock for approximately $1.6 Million ($4.00 per share) and recognized a gain of $247,000.


                                                         SCHEDULE 1
                                               ML-LEE ACQUISITION FUND II, L.P.
                                    SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                                             FOR THE YEAR ENDED DECEMBER 31, 1997
                                                   (DOLLARS IN THOUSANDS)

                                                     Principal Amount/     Investment          Net           Realized
SECURITY                                             Number of Shares         Cost           Proceeds           Gain
-----------------------------                        ----------------      ----------        --------        ----------

Stanley Furniture Company Inc.
     Common Stock                                               272           $    3           $    6           $    3

Stanley Furniture Company Inc.
     Common Stock                                             6,281               79              126               47

Stanley Furniture Company Inc.
     Common Stock                                             3,460               44               87               43
                                                             ------           ------           ------           ------

TOTAL REALIZED GAIN                                                           $  126           $  219           $   93
                                                                              ======           ======           ======





                                                                   SCHEDULE 2
                                       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                           ML-LEE ACQUISITION II, L.P.
                                                   FOR THE PERIOD ENDED DECEMBER 31, 1997
                                                              (DOLLARS IN THOUSANDS)
                                                            Total
                                                          Unrealized
                                                         Appreciation
                                                        (Decpreciation)           Unrealized Appreciation/(Depreciation) For
                                  Investment     Fair   at December 31,                                                       1992
SECURITY                                Cost    Value        1997       1997      1996       1995       1994        1993    & Prior
                                   ---------   --------    ---------  --------  ---------   -------   -------     -------   -------

PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert, Inc.
  Common Stock *                   $   3,320   $  4,374  $   1,054   $ (2,573)  $(10,807)  $(12,351)  $  26,785   $    --    $  --

Hills Stores Company
  Common Stock *                      34,776      1,628    (33,148)    (1,498)    (2,019)    (5,722)        189     (24,098)    --

Playtex Products, Inc.
  Common Stock *                       5,299      3,523     (1,776)       773        172        129      (2,522)     (1,092)   764

Stanley Furniture
  Common Stock *                          43         97         54        (44)       204        (46)        (78)         18     --
                                                          --------   --------   --------   --------   ---------   --------- -------

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                      $ (33,816)  $ (3,342)  $(12,450)  $(17,990)  $  24,374   $ (25,172) $ 764
                                                         ---------   --------   --------   --------   ---------   --------- -------


NON PUBLIC SECURITIES:
Fitz and Floyd
  Preferred Stock *                $  12,619   $  3,024  $  (9,596)  $     63   $ (6,614)  $ (3,025)  $     (20)  $      --  $  --

Biolease
  Common Stock*                           94         --        (94)       (94)        --         --          --          --     --
  Subordinated Notes*                    709        391       (318)      (318)        --         --          --          --     --

FLA. Orthopedics, Inc.
  Preferred  Stock*                    1,513         --     (1,513)        --         --         --      (1,513)         --     --
  Subordinated Note                       --         --         --         --      4,842     (4,842)         --          --     --

Soretox
  Subordinated Notes*                  6,631      2,590     (4,041)    (2,439)        --         --      (1,602)         --     --
                                                          --------   --------   --------    -------   ---------   --------- -------

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC
  SECURITIES                                             $ (15,562)  $  (2,788) $ (1,772)  $ (7,867)  $  (3,135)  $      --  $  --
                                                         ---------   ---------  --------   --------   ---------   --------- -------


Revearsal of Unrealized Appreciation/
  (Depreciation) For Investments
   Sold prior to 1997                                           --          --    (1,502)    (4,703)   (121,593)    105,758  22,040
NET UNREALIZED APPRECIATION                              ---------   ---------  --------   --------   ---------   --------- -------
  (DEPRECIATION)                                         $ (49,378)  $  (6,130) $(15,724)  $(30,560)  $(100,354)  $  80,586 $22,804
                                                         =========   =========  ========   ========   =========    ======== =======

        * Restricted Security.

Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

        None.


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

     The five General Partners of Fund II are responsible for the management and administration of Fund II and have the same positions and responsibilities with respect to the Retirement Fund. The General Partners of Fund II and the Retirement Fund consist of four Individual General Partners: Vernon R. Alden, Joseph L. Bower, Stanley H. Feldberg (the "Independent General Partners"), Thomas H. Lee and Mezzanine Investments II, L.P., the Managing General Partner. Pursuant to exemptive orders issued by the Securities and Exchange Commission, each Independent General Partner is not an "interested person" of Fund II as such term is defined in the Investment Company Act of 1940.

Individual General Partners

     The Individual General Partners provide overall guidance and supervision with respect to the operations of Fund II and perform the various duties imposed on the directors of business development companies by the Investment Company Act of 1940. The Individual General Partners supervise the Managing General Partner and must, with respect to any Mezzanine Investment transactions, either certify that it meets Fund II investment guidelines or specifically approve it as a non-Guideline Investment or Bridge Investment. Fund II's investment and reinvestment period expired in December, 1993, and the only investments now permitted are Follow On Investments in existing portfolio companies. In addition, if a Portfolio Company's performance is in default of a material provision of a lending agreement or has a ratio of operating cash flow to current cash fixed charges for its four most recent fiscal quarters of less than or equal to 1.1 to 1, the Independent General Partners are required to approve any changes in the terms of or sale of such Portfolio Company.

     Messrs. Alden, Bower, Feldberg and Lee have served as Individual General Partners of Fund II and the Retirement Fund since 1989. Each Individual General Partner shall hold office until his removal or withdrawal pursuant to the provisions of Fund II's Partnership Agreement.

     Mr. Alden, age 75, Individual General Partner of Fund II, ML-Lee Acquisition Fund, L.P. ("Lee I") and the Retirement Fund; and together with the Fund II, the "New Funds"; and together with Lee I, the "Funds"). Director of Digital Equipment Corporation, Intermet Corporation and Sonesta International Hotels Corporation. Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Consul General of the Royal Kingdom of Thailand.

     Mr. Bower, age 59, Individual General Partner of the Funds. Donald Kirk David Professor of Business Administration. Harvard University Graduate School of Business Administration. Faculty member since 1963. Director of Anika Research, Inc., Brown Group, Inc., New America High Income Fund, Sonesta
International Hotels Corporation and The Lincoln Foundation. Trustee of the DeCordova & Dana Museum and Park and the New England Conservatory of Music.

     Mr. Feldberg, age 73, Individual General Partner of the Funds. Director of Waban Inc. Trustee of Brandeis University.

     Mr. Lee, age 54, Individual General Partner of the Funds. Chairman of the Investment Adviser of the Funds since 1987; Chairman of the Administrative General Partner of the Investment Adviser to the new Funds since 1989; Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989. Chairman of the Administrative General Partner of Thomas H. Lee Equity Fund III, L.P. since 1996. Founder of the Thomas H. Lee Company (the "Lee Company") and its President since 1974. Director of Autotote Corporation, Finlay Enterprises Inc., First Security Services Corporation, First Security Services Corporation, Signature Brands USA, Livent, Inc., Miller Import Corporation Playtex Products, Inc., Sondik Supply Corporation and Vail Resorts, Inc. Trustee of Brandeis University (Vice Chairman), Museum of Fine Arts (Boston), the Wang Center for the Performing Arts, Boston's Beth Israel Hospital (Treasurer), NYU Medical Center and the Whitney Museum of American Art. Overseer of Boston Symphony Orchestra and New England Conservatory of Music, Member of the Dean's Council, Faculty of Arts and Sciences and an Executive Committee Member of the Committee on University and an Executive Committee Member of the Committee on University Resources at Harvard University; Member of the Corporation of Belmont Hill School.

The Investment Adviser

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and Fund II dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for the Retirement Fund. The Investment Adviser received an Investment Advisory Fee in compensation for these services outlined in Note 7 to the Financial Statements.

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

     John W. Childs, age 56, is the founder of J.W. Childs Associates, L.P. Mr. Childs, was Managing Director of the Thomas H. Lee Company ("Lee Company"), from 1987 to 1995. Mr. Childs also serves as President and Trustee of Thomas H. Lee Advisors I ("Advisors I"), the investment advisor to Fund I.

     Mr. Shepherd, age 68, is a Managing Director of the Thomas H. Lee Company since 1986. Mr. Shepherd is currently a director of General Nutrition Companies, Inc., Signature Brands USA Inc. and Rayovac Corporation. He is Executive Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II.

     Mr. Harkins, age 57, has been a Managing Director of the Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. Mr. Harkins is a Senior Vice President and Trustee of Advisors I. He also is a director of National Dentex Corporation, Stanley Furniture Corp. and First Alert, Inc.

     Mr. Boll, age 42, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Lee Company.

     Mr. Schoen, age 39, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Lee Company. Mr. Schoen is a Vice President of Advisors I. Mr. Schoen is also a Director of First Alert, Inc., Signature Brands USA Inc. Rayovac Corporation, Syratech Corporation and Anchor Advanced Products, Inc.

     Ms. Masler, age 44, has been Treasurer of the Lee Company since 1984. Ms. Masler is also Treasurer and Clerk of Advisors I.

The Managing General Partner

        The Managing General Partner is a limited partnership in which ML Mezzanine II Inc. is the sole general partner and the Investment Adviser is the limited partner. The Managing General Partner is responsible for the supervision of the Retirement Fund's investments.

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

         James V. Caruso            Executive Vice President, Director

         Rosalie Y. Goldberg        Vice President, Director

         Audrey L. Bommer           Vice President, Treasurer

         Roger F. Castoral, Jr.     Vice President, Assistant Treasurer


     Kevin Albert, age 45, a Vice President and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director ML Media Management Inc. ("ML Media"), an affiliate of the managing general partner and a joint venturer of Media Managemnt Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of the managing general partner of the general partner of ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of the managing general partner and general partner of the managing general partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership; a director of Merrill Lynch R&D Management Inc. ("ML R&D"), the general partner of the general partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

     Robert Aufenanger, age 44, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment, real estate and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., and Merrill Lynch, Hubbard Inc., affiliates of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of ML Opportunity Management Inc., MLH Real Estate Inc., ML Film, ML Venture, ML R&D, ML Mezzanine, and ML Media.

     James V. Caruso, age 46, a Director in the Investment Banking Group of Merrill Lynch & Co joined Merrill Lynch in 1975. Since June 1992, Mr. Caruso has served as Manager of Merrill Lynch's Partnership Analysis & Finance Department, which is responsible for accounting and the ongoing administration and operations of more than 150 investment limited partnerships as well as the Merrill Lynch affiliated entities that manage or administer such partnerships. He serves as a director of ML Mezzanine, and KECALP Inc., an affiliate of the MGP and general partner.

     Rosalie Y. Goldberg, age 60, serves as Vice President of Merrill Lynch Private Client, Manager of the Special Investments Group, Vice President and Director of ML Mezzanine Inc. and Director of MLL Antiquities and MLL Collectibles. Ms. Goldberg joined Merrill Lynch & Co. in 1975.

     Audrey L. Bommer, age 31, serves as Vice President in the Investment Banking Group of ML & Co. and joined the firm in 1994. She serves as Vice President and Treasurer of ML Mezzanine Inc. and ML Mezzanine II, Inc. Ms. Bommer manages all accounting, financial reporting and administrative functions in the Merrill Lynch Partnership Analysis and Finance Department.

     Roger F. Castoral, Jr., age 30, joined Merrill Lynch Investment Banking in 1995 and serves as Vice President, Assistant Treasurer and controller to the funds. Mr. Castoral is responsible for financial reporting and fund accounting in the Merrill Lynch Partnership Analysis and Finance Department and serves as Vice President and Assistant Treasurer of ML-Mezzanine.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. Fund II paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg $78,684 collectively for their services as Independent General Partners in 1997.

     The information with respect to the allocation and distribution of Fund II's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $3,490,271 during 1997, including MGP Distributions of $3,437,271 that it distributed, $3,265,407 to the Investment Adviser and $171,864 to ML Mezzanine II Inc.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, Fund II paid the Investment Adviser $759,160 with respect to 1997.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, Fund II paid the Fund Administrator a total of $743,298 in 1997.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Fund II is aware of the following persons who are beneficial owners of more than five percent of its Units of limited partnership interest, based upon Axhedules 13D and 13G filed with the Securities and Exchange Commission and a review of Fund II's records.

                                    Amount of         Percent of Units of the
 Name and Address                   Benificial        Fund Beneficially Owned
of Beneficial Owner                 Ownership            at January 1, 1998
-------------------                 ----------        ------------------------

Yale University                       20,954                      9.4%
Investment Office
230 Prospect Street
New Haven, CT  06511

Farallon Capital Partners, L.P.       21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Tinicum Partners, L.P.                21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Thomas F. Steyer                      21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Fleur E. Fairman                      21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

David I. Cohen                        21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Joseph F. Downes                      21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Jason M. Fish                         21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

William F. Mellin                     21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Meridee A. Moore                      21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Eric M. Ruttenberg                    21,341(1)                  10.0%
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

(1) By reason of Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Farallon Capital Partners, L.P., a California limited partnership ("FCP"), and Tinicum Partners, L.P., a New York limited partnership ("Tinicum"), each may be deemed to own 21,341 Units of limited partnership interest beneficially owned at January 1, 1998 as a result of the direct ownership by FCP of 16,722 such Units and as a result of the direct ownerhip by Tinicum of 4,619 such Units. FCP and Tinicum, however, consider their beneficial interest to be limited to their direct ownership. In addition, by reason of Rule 13d-3 under the Exchange Act, each of the general partners of FCP and RTinicum, Thomas F. ASteyer, Fleur E. Fairman, David I. Cohen,, Joseph F. Downes, Jason M. Fish, William F. Mellin, Meridee A. Moore and Eric M. Ruttenberg, may be deemed to own beneficailly the Units of limited partnship interst by FCP and Tinicum.

                              Amount of
     Name of                  Beneficial            Percent of Units
  Beneficial Owner            Ownership                 of Class
---------------------------------------------------------------------

Vernon R. Alden                50 Units                    *
Jospeh L. Bower                  None                      *
Stanley H. Feldberg            25 Units                    *
Thomas H. Lee                    None                      *

General Partnes and Officers as a Group

* Less than one percent.

     There exists no arrangement known to Fund II, the execution of which may at a subsequent date, result in a change of control of Fund II.

Item 13.   Certain Relationships and Related Transactions

     Fund II's investments generally are made as co-investments with the Retirement Fund's. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by Fund II may involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and Fund II's expectation of engaging in such co-investments, Fund II together with the Retirement Fund and Fund I,  sought  an  exemptive  order  from  the  Commission  allowing  such co-investments, which was received on September 1, 1989. Fund II's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

     Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of Fund II and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. Of the total of eight Managed Companies held by the Funds at December 31, 1997, 5 paid management fees to Thomas H. Lee Company ranging from $110,000 to $180,000 for the fiscal year ended December 31, 1997. In addition, certain of the Managed Companies may have contractual or other relationships pursuant to which they do business with one another.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and pension plan services and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1997 for providing such services to Managed Companies in which the Funds have a material interest was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

     During 1997, Fund II paid Managing General Partner distributions totaling $3,490,271 (which included $3,437,271 of MGP Distributions and $53,000 with respect to its interest in Fund II). Of this MGP Distribution amount, 95% or $3,265,407 was paid to the Investment Adviser and the remaining 5% totalling $171,864 was paid to ML Mezzanine II Inc. The Managing General Partner has earned a total of $24.9 million in MGP Distributions none of which was deferred in payment to the Managing General Partner at December 31, 1997, as a Deferred Distribution Amount in accordance with the Partnership Agreement. Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

Anchor Products

     On March 19, 1998 Fund II and Affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor. Pursuant to this transaction Fund II sold 410,677 shares of Anchor Common Stock for approximately $1.6 Million ($4.00 per share) and recognized a gain of $247,000.

     On April 2, 1997, Anchor completed a recapitalization pursuant to which Anchor issued $100,000,000 aggregate principal amount of Senior Notes due 2004 and entered into a new credit facility (the "Recapitalization"). As part of the Recapitalization, Anchor repaid substantially all of its outstanding debt, including all accrued interest and any premiums in connection therewith. As a result, Anchor repaid the Senior Subordinated Note and Junior Subordinated Note held by Fund II, together with all accrued interest and prepayment premiums for an aggregate of $14.5 million.

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

First Alert

     On February 28, 1998, First Alert and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam will acquire all of the outstanding shares of First Alert Common Stock for approximately $175 million ($5.25 per share) by means of a tender offer (the "Tender Offer"), and assume all of the debt of First Alert. Pursuant to the Tender Offer, which was executed on March 6, 1998, Fund II tendered all of its shares of First Alert Common Stock and expects to receive proceeds of approximately $10.8 million. The per Unit amount to be distributed to Fund II's Limited Partners from this transaction is not determinable at this time. Any distribution of these net Distributable Capital Proceeds after the payment of expenses and the establishment of reserves, as provided for in Fund II's Partnership Agreement, will be distributed to Limited Partners of record as of the date of the expiration of this Tender Offer, which is scheduled to be on April 2, 1998, unless the Tender Offer is extended.

     As of December 31, 1997, Fund II, the Retirement Fund, and the Lee Affiliates hold 2,058,474, 2,281,524 and 10,081,808 shares, respectively, of First Alert common stock, representing 8.1%, 8.9% and 39.5%, respectively, of its common equity.

     David V. Harkins, Scott A. Schoen and Anthony J. DiNovi, officers of the Investment Adviser to the Funds, serve as directors of First Alert.

Playtex Products, Inc.

     As of December 31, 1997, Fund II, the Retirement Fund, Fund I and the Lee Affiliates hold 343,726, 183,560, 1,406,204 and 2,249,307 shares of Playtex
Products common stock, respectively. Fund II, the Retirement Fund, Fund I and the Lee Affiliates own, respectively, .6%, .3%, 2.6% and 4.2% of the common equity of Playtex.

     Thomas H. Lee, who is an Individual General Partner of the Funds and an officer of the Investment Adviser, serves as a director of Playtex.

Stanley Furniture

     On January 6, 1998 Fund II and affiliates of the Thomas H Lee Company including Retirement Fund and Fund I, (the "Lee Affiliates", and together with the Fund, the ("Selling Stockholders") sold their remaining holdings of common stock in Stanley Furniture. The common stock of each of the Selling Stockholders was sold pursuant to a Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, Fund II sold its remaining 3,461 shares of common stock and received net proceeds of $93,447 or $27 per share.

     During February 1997, Fund II sold 272 shares of Stanley Furniture for $24 per share and received total proceeds of $6,528 and recognized a gain of $3,105. On June 30, 1997, Fund II entered into a stock purchase agreement with Stanley Furniture whereby Fund II sold 6,281 shares of Stanley Furniture for $20 per share. Fund II received total proceeds of $125,620 and recognized a gain of $46,582. On November 18, 1997, Fund II sold 3,460 shares of Stanley Furniture for $25 per share. Fund II received total proceeds of $86,500 and recognized a gain of $42,961.

     As of December 31, 1997, Fund II, the Retirement Fund, Fund I and the Lee Affiliates held 3,461, 2,773, 400,719 and 6,248 shares, respectively, of Stanley Furniture representing .3%, .3%, 16% and .4, respectively, of its common equity.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Financial Statements, Financial Statement Schedules and Exhibits

         Exhibits

 3.1     Amended and Restated Certificate     Incorporated by reference
         of Limited Partnership, dated as     to Exhibit 3.1 to
         of August 25, 1989                   registrant's Registration
                                              Statement on Form N-2
                                              number 33-25816.

 3.2     Amended and Restated Agreement of    Incorporated by reference
         Limited Partnership, dated           to Exhibit 3.2. to
         November 10, 1989 Amendment No. 1,   registrant's Annual Report
         dated January 30, 1990.              of Form 10-K for the year
                                              ending December 31, 1989.

10.1     Investment Advisory Agreement,       Incorporated by reference
         dated November 10, 1989 by and       to Exhibit 10.1 to
         between Registrant, Thomas H. Lee    registrant's Annual Report
         Advisors II, L.P. and Thomas H.      of Form 10-K for the year
         Lee Company.                         ended December 31, 1991.

10.2     Custodian Agreement, dated           Incorporated by reference
         November 10, 1989, by and between    to Exhibit 10.2 to
         Registrant and State Street Bank     registrant's Annual Report
         and Trust Company.                   of Form 10-K for the year
                                              ended December 31, 1991.

10.3     Administrative Services Agreement,   Incorporated by reference
         dated November 10, 1989 by and       to Exhibit 10.3 to
         between Registrant and ML Fund       registrant's Annual Report
         Administrators Inc.                  of Form 10-K for the year
                                              ended December 31, 1991.

27       Financial Data Schedule for the      Filed Herewith.
         year ended December 31, 1996

28       Pages 21-91 of the Prospectus        Incorporated by reference
         dated September 6,1989, filed        to Exhibit 28 to
         pursuant to  Rule 497(b) under the   registrant's Annual Report
         Securities Act of 1933.              of Form 10-K for the year
                                              ended December 31, 1991.

         (b) Forms 8-K
             None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                                   /s/ Kevin K. Albert
Dated:  March 30, 1998             Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 1998.


Signature                    Title


/s/ Kevin K. Albert          ML Mezzanine II Inc.
Kevin K. Albert              President and Director
                             (Principal Executive Officer of Registrant)

/s/ Vernon R. Alden          Individual General Partner
Vernon R. Alden              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Audrey Bommer            ML Mezzanine II Inc.
Audrey Bommer                Vice President and Treasurer
                             (Principal Financial Officer of Registrant)

/s/  Joseph L. Bower         Individual General Partner
Joseph L. Bower              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Roger F. Castoral, Jr.   ML Mezzanine II Inc.
Roger F. Castoral, Jr.       Vice President and Assistant Treasurer
                             (Principal Accounting Officer of Registrant)

/s/ Stanley H. Feldberg      Individual General Partner
Stanley H. Feldberg          ML-Lee Acquisition Fund
                               (Retirement Accounts) II, L.P.

/s/ Thomas H. Lee            Individual General Partner
Thomas H. Lee                ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:    Mezzanine Investments II, L.P.
                                    Managing General Partner

                             By:    ML Mezzanine II Inc.,
                                    its General Partner




Dated:  March 30, 1998              Kevin K. Albert
                                    President, ML Mezzanine II Inc.,
                                    General Partner of Mezzanine
                                    Investments II, L.P., the Managing
                                    General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 1998.


Signature                      Title


_____________________          ML Mezzanine II, Inc.
Kevin K. Albert                President and Director
                               (Principal Executive Officer of Registrant)

_____________________          Individual General Partner
Vernon R. Alden                ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.

_____________________          ML Mezzanine II Inc.
Audrey Bommer                  Vice President and Treasurer
                               (Principal Financial Officer of Registrant)

______________________         Individual General Partner
Joseph L. Bower                ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.

_____________________          ML Mezzanine II Inc.
Roger F. Castoral, Jr.         Vice President and Assistant Treasurer
                               (Principal Accounting Officer of Registrant)

_____________________          Individual General Partner
Stanley H. Feldberg            ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.

_____________________          Individual General Partner
Thomas H. Lee                  ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.