Form 10-Q
period 1998-03-31
ML LEE ACQUISITION FUND II L P
filed 1998-05-15
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1998

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1998 and December 31, 1997

Statements of Operations - For the Three
  Months Ended March 31, 1998 and 1997

Statements of Changes in Net Assets -
  For the Three Months Ended March 31, 1998 and 1997

Statements of Cash Flows - For the Three Months
  Ended March 31, 1998 and 1997

Statement of Changes in Partners' Capital at
  March 31, 1998

Schedule of Portfolio Investments - March 31, 1998

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II.  Other Information

                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                                                                March 31, 1998         December 31, 1997
                                                                                --------------         -----------------
ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $66,583
      at March 31, 1998 and $68,023 at December 31, 1997)                           $   41,345                 $  34,206
    Non-Managed Companies (amortized cost $23,967
      at March 31, 1998 and at December 31, 1997)                                        8,440                     8,440
    Temporary Investments, at amortized cost (cost $5,295
      at March 31, 1998 and $3,612 at December 31, 1997)                                 5,309                     3,627
Cash                                                                                         5                       245
Accrued Interest & Other Receivable - Note 2                                               495                       585
Prepaid Expenses                                                                             2                         4
                                                                                    ----------                 ---------
TOTAL ASSETS                                                                        $   55,596                 $  47,107
                                                                                    ==========                 =========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                             $       40                 $     100
    Reimbursable Administrative Expenses Payable - Note 8                                   83                        11
    Independent General Partners' Fees Payable - Note 9                                     23                        12
    Deferred Interest Income - Note 2                                                      141                       151
                                                                                    ----------                 ---------
Total Liabilities                                                                          287                       274
                                                                                    ----------                 ---------

Partners' Capital - Note 2
    Individual General Partner                                                              17                        15
    Managing General Partner                                                               294                       266
    Limited Partners (221,745 Units)                                                    54,998                    46,552
                                                                                    ----------                 ---------
Total Partners' Capital                                                                 55,309                    46,833
                                                                                    ----------                 ---------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                             $   55,596                 $  47,107
                                                                                    ==========                 =========

See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    For the Three Months Ended
                                                                                ----------------------------------
                                                                                March 31, 1998      March 31, 1997
                                                                                --------------      --------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                                        $        737         $      1,186
Discount and Dividend Income                                                              53                  130
                                                                                ------------         ------------
    TOTAL INCOME                                                                         790                1,316
                                                                                ------------         ------------
EXPENSES:
Investment Advisory Fee - Note 7                                                         175                  204
Fund Administration Fee - Note 8                                                          56                  158
Legal and Professional Fees                                                               29                   99
Reimbursable Administrative Expenses - Note 8                                             83                   26
Independent General Partners' Fees and Expenses - Note 9                                  33                   25
Insurance Expense                                                                          1                    1
                                                                                ------------         ------------
    TOTAL EXPENSES                                                                       377                  513
                                                                                ------------         ------------

NET INVESTMENT INCOME                                                                    413                  803
Net Realized Gain on Investments - Note 4 and Schedule 1                                 297                    3
Net Change in Unrealized Appreciation (Depreciation)
  on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                                           8,577                 (960)
  Nonpublic Securities                                                                    --               (2,439)
                                                                                ------------         ------------
SUBTOTAL                                                                               8,577               (3,399)
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                                           9,287               (2,593)
                                                                                ------------         ------------

Less:  Earned MGP Distribution to Managing General Partner                               120                   --
                                                                                ------------         ------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                                  $      9,167         $     (2,593)
                                                                                ============         ============

See the Accompanying Notes to Financial Statements


                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                                     For the Three Months Ended
                                                                                ------------------------------------
                                                                                March 31, 1998        March 31, 1997
                                                                                --------------        --------------

FROM OPERATIONS:

Net Investment Income                                                            $        413          $        803

Net Realized Gain on Investments                                                          297                     3

Net Change in Unrealized  Appreciation
  (Depreciation) From Investments                                                       8,577                (3,399)
                                                                                -------------          ------------

Net Increase (Decrease) in Net Assets
  Resulting from Operations                                                             9,287                (2,593)

Cash Distributions to Partners                                                           (811)               (1,833)
                                                                                -------------          ------------

Total Increase (Decrease)                                                               8,476                (4,426)

NET ASSETS:

Beginning of Year                                                                      46,833                71,115
                                                                                -------------          ------------

End of Period                                                                   $      55,309          $     66,689
                                                                                =============          ============






See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         For the Three Months Ended
                                                                                      --------------------------------
                                                                                      March 31, 1998    March 31, 1997
                                                                                      --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                               $        583      $      1,312
  Legal and Professional Fees                                                                    (89)             (191)
  Investment Advisory Fee                                                                       (175)             (204)
  Fund Administration Fee                                                                        (55)             (158)
  Independent General Partners' Fees and Expenses                                                (21)              (22)
  Reimbursable Administrative Expenses                                                           (11)              (35)
  (Purchase) Sale of Temporary Investments, Net                                               (1,683)            1,115
  Proceeds from Sales of Portfolio Company Investments                                         1,736                 7
                                                                                        ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        285             1,824
                                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                                (525)           (1,833)
                                                                                        ------------      ------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                        (525)           (1,833)
                                                                                        ------------      ------------
  Net Decrease in Cash                                                                          (240)               (9)
  Cash at Beginning of Year                                                                      245               125
                                                                                        ------------      ------------
CASH AT END OF PERIOD                                                                   $          5      $        116
                                                                                        ============      ============

                    RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                                   $        413      $        803
                                                                                        ------------      ------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                                            (244)            1,118
  Increase in Accrued Interest,
    Dividend and Discount Receivable                                                            (206)               (4)
  Decrease in Prepaid Expenses                                                                     2                 2
  Decrease in Legal and Professional Fees Payable                                                (60)              (92)
  (Decrease) Increase in Reimbursable Administrative Expenses Payable                             72                (9)
  Increase in Independent General Partners' Fees Payable                                          11                 3
  Net Realized Gain on Sales of Investments                                                      297                 3
                                                                                        ------------      ------------
TOTAL ADJUSTMENTS                                                                               (128)            1,021
                                                                                        ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $        285      $      1,824
                                                                                        ============      ============


See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Individual      Managing
                                                                     General         General        Limited
                                                                     Partner         Partner       Partners            Total
                                                                   -----------     -----------  --------------       ----------


For the Three Months Ended March 31, 1998
Partners' Capital at January 1, 1998                                $      15       $     266         $  46,552       $ 46,833
Allocation of Net Investment Income                                         0             121               292            413
Allocation of Net Realized Gain on Investments                              -               1               296            297
Allocation of Net Change in Unrealized
  Depreciation From Investments                                             2              19             8,556          8,577
Cash Distributions to Partners                                              -            (113)             (698)          (811)
                                                                    ---------       ---------         ---------       --------
Partners' Capital at March 31, 1998                                 $      17       $     294         $  54,998       $ 55,309
                                                                    =========       =========         =========       ========


See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                               MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)


 Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90  $ 13,037   $ 13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90     4,107      4,107
                   (16.6% of fully diluted common equity)                                        ------------------------------
                                                                                                   17,144     17,144      31.11
                                                                                                 ------------------------------
                   CINNABON INTERNATIONAL, INC. - Note 6
                   (formerly Restaurants Unlimited)
$6,044             Cinnabon, 13% Subordinated Note due 06/30/02(c)(g)                  06/03/94     6,044      6,044
391,302 Warrants   Cinnabon, Common Stock Warrants(d)                                  06/03/94         0          0
                    (2.1% of fully diluted common equity)                                        ------------------------------
                                                                                                    6,044      6,044      10.97
                                                                                                 ------------------------------
                   COLE NATIONAL CORPORATION
13,161 Warrants    Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90         0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)
                   $1,393 13% Sr. Secured Bridge Note
                   Purchased 09/25/90                     $ 1,393
                   Repaid 11/15/90                        $ 1,393
                   Realized Gain                          $     0
                                                                                                 ------------------------------
                                                                                                        0          0       0.00
                                                                                                 ------------------------------
2,058,474 Shares   FIRST ALERT, INC., (b) - Notes 4,5,13
                   First Alert, Inc., Common Stock(a)(d)                               07/31/92     3,320     10,742
                     (8.1% of fully diluted common equity)
                      $10,198 12.5% Sub. Note
                      Purchased 07/31/92                  $10,198
                      Repaid 03/28/94                     $10,198
                      Realized Gain                       $     0
                                                                                                 ------------------------------
                                                                                                    3,320     10,742      19.50
                                                                                                 ------------------------------
                  HILLS STORES COMPANY - Note 5
458,432 Shares    Hills Stores Company, Common Stock(a)(d)                            04/03/90     30,246      2,063
62,616 Shares     Hills Stores Company, Common Stock(a) (d)                           08/21/95      4,530        282
                   (4.1% of fully diluted common equity)                                         ------------------------------
                                                                                                   34,776      2,345       4.26
                                                                                                 ------------------------------

                  PLAYTEX PRODUCTS, INC. (b) - Notes 5,13
343,726 Shares    Playtex Products, Inc., Common Stock(a)(d)                          03/29/90      5,299      5,070
                    (.6% of fully diluted common equity)
                    $7,333 15% Subordinated Note
                    Purchased 03/29/90                      $7,333
                    Sold 09/28/90                           $7,349
                    Realized Gain                           $   16
                    84,870 Shares Common Stock
                    Purchased 03/29/90                      $  282
                    Sold 12/20/91                           $  328
                    Realized Gain                           $   46
                    $7,334 15% Subordinated Note
                    Purchased 03/29/90                      $7,334
                    Sold 02/01/93                           $7,327
                    Realized Loss                           $   (7)
                    Total Net Realized Gain                 $   55
                                                                                                 ------------------------------
                                                                                                    5,299      5,070       9.20
                                                                                                 ------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 66,583   $ 41,345      75.04
                                                                                                 ==============================

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                             MARCH 31, 1998
                           (DOLLARS IN THOUSANDS)


Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.- Note 5
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676     $  392
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94          -
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                  -------------------------------
                                                                                                      784        406          .74
                                                                                                  -------------------------------

                  FITZ AND FLOYD - Note 5
$2,420            Fitz and Floyd, 12% Sub. Nt. due 04/15/04 (c)                        04/11/97     2,420      2,420
 8,470 Shares     Fitz and Floyd, Series A Preferred Stock (d)                         04/11/97    12,619      3,024
                   1,324,508 Shares Common Stock
                   Purchased various                      $    20
                   Surrendered May 1996                   $     -
                   Realized Loss                          $   (20)
                   $10,281  Sr. Sub. Note
                   $2,419  Sr. Sub. Note
                   Purchased various                      $12,619
                   Exchanged 04/14/97
                   8,470 Sh Series A Preferred Stock and
                   51,245 Shares Common Stock             $12,619
                   Realized Gain                          $     0
                   Total Realized Loss                    $   (20)                                -------------------------------
                                                                                                   15,039      5,444         9.88
                                                                                                  -------------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock(d)                      08/02/93     1,513          -
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                    1,513          -         0.00
                                                                                                  -------------------------------

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                              MARCH 31, 1998
                           (DOLLARS IN THOUSANDS)


 Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  SORETOX - Notes 5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)            06/29/95  $  3,503     $ 2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)        06/29/95     3,128           0
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                     12/06/91         0           0
                                                                                                -----------------------------
                                                                                                   6,631       2,590     4.70
                                                                                                -----------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                    $ 23,967     $ 8,440    15.32
                                                                                                =============================

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     28,808      24,483    44.44
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     61,742      25,302    45.92
                                                                                                -----------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                  $ 90,550     $49,785    90.36
                                                                                                =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 3,170           General Electric Corp. 5.54% due 4/2/98                              3/06/98     3,157       3,169
$ 2,140           General Electric Corp. 5.57% due 4/1/98                              3/25/98     2,138       2,140
                                                                                                -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                             5,295       5,309     9.64
                                                                                                -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                   $  5,295    $  5,309     9.64
                                                                                                -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                    $ 95,845    $ 55,094   100.00%
                                                                                                =============================


(a)     Publicly traded class of securities.
(b)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)     Restricted security.
(d)     Restricted non-income producing equity security.
(e)     Represents original cost and excludes accretion of discount of $33 for Mezzanine Investments and $14 for Temporary Investments.
(f)     Inclusive of receipt of payment-in-kind securities.
(g)     Non-accrual investment status.

See the Accompanying Notes to Financial Statements.

                              ML-LEE ACQUISITION FUND II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                      March 31, 1998
                                        (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because the portfolio investments of companies whose equity is publicly traded are valued at the last price at March 31, 1998, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1998 and December 31, 1997, Fund II has in its portfolio of investments $441,900 of payment-in-kind notes which excludes $2.5 million of payment-in-kind notes received from notes placed on non-accrual status. As of March 31, 1998 and December 31, 1997, Fund II has in its portfolio of investments $29,059 of payment-in-kind equity.

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

Interim Financial Statements

        The financial information included in this interim report as of March 31, 1998 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1998 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

     On March 19, 1998 Fund II and affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor Advanced Products. Pursuant to this transaction Fund II sold 410,677 shares of Anchor Common Stock for approximately $1.6 Million ($4.00 per share) and recognized a gain of $247,192.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the three months ended March 31, 1998, Fund II recorded net unrealized appreciation of $8.6 million (of which all is attributable to publicly traded securities) compared to net unrealized depreciation of $3.4 million for the same period in 1997. As of March 31, 1998, Fund II's cumulative net unrealized depreciation on investments totaled $40.8 million.

     For additional information, please refer to the Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

    - Cinnabon International on January 1, 1998.
    - Florida Orthopedics, Inc., on January 1, 1995.
    - Stablex Canada, Inc., on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the three months ended March 31, 1998 and 1997, Fund II paid $175,490 and $203,953, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an Administration Fee and reimbursement for certain out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("reimbursable expenses"). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the three months ended March 31, 1998
and  1996,   Fund  II  paid  $55,500  and  $157,943,   respectively,   in  Fund
Administration Fees.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses incurred by the Funds. Reimbursable expenses primarily consist of printing, audit, tax preparation and custodian fees. For the three months ended March 31, 1998 and 1997, Fund II incurred $83,097 and $25,810, respectively, in reimbursable expenses.

     For the period prior to November 1997, the Fund Administration Fee was calculated at an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses plus a portion of reimbursable expenses incurred by Fund II.

     In addition,  ML Mezzanine II Inc., an affiliate of the Fund  Administrator
and  Merrill  Lynch  &  Co.,Inc.,   receives  5%  of  the  benefit  of  any  MGP
Distributions paid to the Managing General Partner (see Note 10).

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the three months ended March 31, 1998 and 1997, Fund II incurred $20,515 and $25,374, respectively, in Independent General Partners' Fees and Expenses.

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

     In the first quarter of 1998, Fund II paid the Individual General Partner distributions totaling $84 and Managing General Partner distributions totaling $112,846 (which includes $112,010 of MGP Distributions). As of March 31, 1998, the Managing General Partner has earned a total of $25.0 million in MGP
Distributions none of which is deferred in payment to the Managing General Partner as a Deferred Distribution Amount. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution Amount is paid in full.

11. Litigation

     On April 10, 1998, Fund II and the Retirement Fund and (together with Fund II, "the Funds") the parties to Fund II and the Retirement Fund Securities Litigation No. 92-60(JJF) Seidel, et al v. Thomas H. Lee, et al, No. 94-422
(JJF) and Seidel, et al v. Thomas H. Lee, et al, No. 95-724 (JJF), three class actions brought on behalf of limited partners of the Funds, filed with United States District Court for the District of Delaware, a Stipulation of Settlement preliminarily settling these actions.

     The proposed settlement, which is subject to Court approval, provides for dismissal with prejudice of all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Although defendants continue to deny all liability in these actions, defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to settle the claims asserted in these actions. In addition, certain affiliates of Thomas H. Lee, a General Partner of the Funds, have agreed to provide up to $14 million for purchases of the Funds' limited partnership units pursuant to a liquidity option to be offered to eligible class members. On May 4, 1998, the Court granted preliminary approval to the Settlement and scheduled a final hearing to consider the Settlement for July 16, 1998.

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

13. Subsequent Events

     On February 28, 1998, First Alert and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam acquired all of the outstanding shares of First Alert Common Stock for approximately $175 million ($5.25 per share) by means of a tender offer (the "Tender Offer"), and assumed all of the debt of First Alert. Pursuant to the Tender Offer, Fund II tendered all of its shares of First Alert Common Stock and expects to receive proceeds of approximately $10.8 million. Net Distributable Capital Proceeds of $48.62 per Unit will be distributed to Limited Partners of record as of April 2, 1998, the expiration date of this Tender Offer is extended. See Note 13.

     On April 22, 1998, the Individual General Partners approved the first quarter 1998 cash distribution totaling $2,169,870 which represents net distributable capital proceeds of $1,736,127 from the sale of Stanley Furniture and Anchor Advanced Holdings common stock (which includes return of capital of $1,439,068), net investment income of $401,036 from Mezzanine Investments and $32,494 income from Temporary Investments. The total amount distributed to the Limited Partners was $9.22 per Unit, which was distributed on May 15, 1998. The Managing General Partner received a total of $4,610 with respect to its interest in Fund II and $120,311 as an MGP Distribution. Thomas H. Lee, as an Individual General Partner, received $461 with respect to his interest in Fund II.

     On April 22, 1998, in connection with Fund II's investment in First Alert, the Individual General Partners approved a cash distribution consisting of net Distributable Capital Proceeds from the sale of First Alert, of $10,806,989 (of which $3,320,120 is return of capital), a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $48.62 per Unit (of which $944,837 is Deferred Distribution Amount as defined in Note 10), a cash distribution of $24,309 to the Managing General Partner in proportion to its Capital Contribution, and a cash distribution of $2,431 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on May 15, 1998, in accordance with the Partnership Agreement.

     On April 15, 1998 Playtex filed a registration statement covering all shares of the common stock owned by Fund II, the Retirement Fund, Fund I, and the Lee Affiliates pursuant to an underwritten public offering. Such offering is expected to be consummated during the second quarter of 1998; however, there can be no assurance that such offering will be consummated or that the selling stockholders, including the Fund, will be able to sell all of their remaining shares of Playtex common stock in such offering.

                                            SCHEDULE 1
                                 ML-LEE ACQUISITION FUND II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                               FOR THE 3 MONTHS ENDED MARCH 31, 1998
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                                  Par Value or        Investment               Net          Realized
SECURITY                                                          Number of Shares          Cost          Proceeds              Gain
                                                                  ----------------    ----------      ------------      ------------

Stanley Furniture Company Inc.
     Common Stock                                                        3,461      $         44      $         94      $         50

Anchor Advanced Products, Inc.
     Common Stock                                                      410,677             1,396             1,643               247
                                                                                    ------------      ------------      ------------

TOTAL REALIZED GAIN                                                                 $      1,440      $      1,737      $        297
                                                                                    ============      ============      ============





                                                   SCHEDULE 2
                                         ML-LEE ACQUISITION FUND II, L.P.
                           SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                       FOR THE PERIOD ENDED MARCH 31, 1998
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                     Total
                                                                                   Unrealized
                                                                                  Appreciation             Total Unrealized
                                                                               (Decpreciation) for     Appreciation/(Depreciation)
                                                 Investment         Fair       Three Months Ended    at December 31,    at March 31,
SECURITY                                            Cost            Value       March 31, 1998            1997             1998
-------------------------------------           -----------      ----------      --------------        ------------      -----------

PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert, Inc.
  Common Stock (a)                                    3,320            10,742        $    6,368        $    1,054        $    7,422

Hills Stores Company
  Common Stock *                                     34,776             2,345               716           (33,148)       $  (32,432)

Playtex Products, Inc.
  Common Stock (a)                                    5,299             5,070             1,547            (1,776)       $     (229)
                                                                                     ----------        ----------        ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                                                  $    8,631        $  (33,870)       $  (25,239)
                                                                                     ----------        ----------        ----------

NON PUBLIC SECURITIES:

Fitz and Floyd
  Preferred Stock *                                  12,619        $    3,024                --            (9,596)       $   (9,596)

Biolease
  Common Stock*                                          94                --                --               (94)       $      (94)
  Subordinated Notes*                                   676               392                --              (318)       $     (318)

FLA. Orthopedics, Inc.
  Preferred  Stock*                                   1,513                --                --            (1,513)       $   (1,513)

Soretox
  Subordinated Notes*                                 6,631             2,590                --            (4,041)       $   (4,041)
                                                                                     ----------        ----------        ----------
TOTAL UNREALIZED DEPRECIATION
  FROM NON PUBLIC SECURITIES                                                         $       --        $  (15,562)       $  (15,562)
                                                                                     ----------        ----------        ----------

REVERSAL OF UNREALIZED
 APPRECIATION FROM SECURITIES SOLD

Stanley
    Common Stock                                                                            (54)               54                --
                                                                                     ----------        ----------        ----------

NET UNREALIZED APPRECIATION/
  (DEPRECIATION)                                                                     $    8,577        $  (49,378)       $  (40,801)
                                                                                     ==========        ==========        ==========


(a) See Note 13 to the Financial Statements.
 *  Restricted Security

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity & Capital Resources

     Capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on December 20, 1989.

     At March 31, 1998, Fund II had a total of $49.8 million invested in Mezzanine Investments representing $41.4 million Managed and $8.4 million
Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities less than one month.

     Fund II invested substantially all of its net proceeds in Mezzanine Investments, which consisted of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. Fund II's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. Fund II was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of Fund II's investment period terminated at various times through December 18, 1993.

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of May 15, 1998 there is Deferred Distribution Amount of $944,837 that is payable to the MGP.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of May 15, 1998, the remaining reserve balance was $3.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $8.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

     Certain issuers of Securities held by Fund II (Hills and Playtex) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by Fund II were not registered in these offerings, Fund II has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least one year on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by Fund II for at least two years. In certain cases, Fund II has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

     On April 15, 1998 Playtex filed a registration statement covering all shares of the common stock owned by Fund II, the Retirement Fund, Fund I, and the Lee Affiliates pursuant to an underwritten public offering. Such offering is expected to be consummated during the second quarter of 1998; however, there can be no assurance that such offering will be consummated or that the selling stockholders, including the Fund, will be able to sell all of their remaining shares of Playtex common stock in such offering.

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

     For the three months ended March 31, 1998, Fund II had investment income of $789,498, as compared to $1,315,661 for the same period in 1997. The decrease in 1998 investment income as compared to 1997 is due to the sales of income producing portfolio companies.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the quarter ended March 31, 1998 and 1997 was $175,490 and $203,953, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1.2 million for Fund II and the Retirement Fund on a combined basis. The decrease in Investment Advisory Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by Fund II. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the quarters ended March 31, 1998 and 1997, Fund II incurred $83,097 and $25,810, respectively, in reimbursable expenses.

     The Fund Administration Fees paid to the Fund Administrator for the months ended March 31, 1998 and 1997 were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. The decrease in Fund Administration Fees were a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments. For the months ended March 31, 1998 and 1997, Fund Administration Fees were $55,500 and $157,943, respectively.

     For the three months ended March 31, 1998 and 1997 Fund II had net investment income of $413,057 and $802,239, respectively. The decrease in 1998 as compared to 1997 net investment income is due to the sale of income producing portfolio companies, partially offset by lower Investment Advisory Fees.

Net Assets

     Fund II's net assets increased by $8.5 million during the three months ended March 31, 1998, due to net unrealized appreciation of $8.6 milllion, net investment income of $413,057 and realized gains from the sale of Stanley Furniture and Anchor common stock of $297,059, partially offset by the payment of cash distributions to partners of $811,053. This compares to the decrease in net assets of $4.4 million for the three months ended March 31, 1997 resulting from the payment of cash distributions to partners of $1,833,047 and net unrealized depreciation of $3.4 million, partially offset by net investment income of $802,239 and realized gains from investments of $3,105 million.

Unrealized Appreciation and Depreciation on Investments

     For the three months ended March 31, 1998, Fund II recorded net unrealized appreciation of $8.6 million (of which all is attributable to publicly traded securities) compared to net unrealized depreciation of $3.4 million for the same period in 1997. As of March 31, 1998, Fund II's cumulative net unrealized depreciation on investments totaled $40.8 million.

     Fund II's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at March 31, 1998.

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

     The Hills and Playtex securities held by Fund II are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Accordingly, the values referred to in the financial statements for the remaining Hills and Playtex securities held by Fund II do not necessarily represent the prices at which these securities could currently be sold.

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

        For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the three months ended March 31, 1998, Fund II had net realized gains from the sale of Stanley and Anchor common stock of $297,059 as compared to $3,105 for the same period in 1997.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On April 22, 1998, the Individual General Partners approved the first quarter 1998 cash distribution totaling $2,169,870 which represents net distributable capital proceeds of $1,736,127 from the sale of Stanley Furniture and Anchor Advanced Holdings common stock (which includes return of capital of $1,439,068), net investment income of $401,036 from Mezzanine Investments and $32,494 income from Temporary Investments. The total amount distributed to the Limited Partners was $9.22 per Unit, which was distributed on May 15, 1998. The Managing General Partner received a total of $4,610 with respect to its interest in Fund II and $120,311 as an MGP Distribution. Thomas H. Lee, as an Individual General Partner, received $461 with respect to his interest in Fund II.

     On April 22, 1998, in connection with Fund II's investment in First Alert, the Individual General Partners approved a cash distribution consisting of net Distributable Capital Proceeds from the sale of First Alert, of $10,806,989 (of which $3,320,120 is return of capital), a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $48.62 per Unit (of which $944,837 is Deferred Distribution Amount as defined in Note 10), a cash distribution of $24,309 to the Managing General Partner in proportion to its Capital Contribution, and a cash distribution of $2,431 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on May 15, 1998, in accordance with the Partnership Agreement.

     Should a Limited Partner decide to sell his Units, any such sale will be recorded on the books and records of Fund II quarterly, only upon the satisfactory completion and acceptance of the Fund II's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.

Part II - Other Information

     Item 1 - Litigation

     On April 10, 1998, Fund II and the Retirement Fund and (together with Fund II, "the Funds") the parties to Fund II and the Retirement Fund Securities Litigation No. 92-60(JJF) Seidel, et al v. Thomas H. Lee, et al, No. 94-422
(JJF) and Seidel, et al v. Thomas H. Lee, et al, No. 95-724 (JJF), three class actions brought on behalf of limited partners of the Funds, filed with United States District Court for the District of Delaware, a Stipulation of Settlement preliminarily settling these actions.

     The proposed settlement, which is subject to Court approval, provides for dismissal with prejudice of all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Although defendants continue to deny all liability in these actions, defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to settle the claims asserted in these actions. In addition, certain affiliates of Thomas H. Lee, a General Partner of the Funds, have agreed to provide up to $14 million for purchases of the Funds' limited partnership units pursuant to a liquidity option to be offered to eligible class members. On May 4, 1998, the Court granted preliminary approval to the Settlement and scheduled a final hearing to consider the Settlement for July 16, 1998.

     Items 2 - 4 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1998.

     (b) Reports on form 8-K:           Form 8-K dated February 28, 1998
                                        Filed March 16, 1998 related to
                                        Tender Offer of Sunbeam and First Alert

                                        Form 8-K dated and filed April 10, 1998
                                        related to settlement of litigation

Item 5.   Other Information

     As of April 10, 1998, John W. Childs resigned as the President and Trustee of the Investment Adviser to Fund II. In addition, Mr. Childs transferred his Shares in the Investment Adviser to a limited liability company of which he is the sole member. At such time, David V. Harkins, formerly the Investment Adviser's Senior Vice President, was appointment as President. Mr. Harkins will remain a Trustee of the Investment Adviser. In addition, C. Hunter Boll, a Vice President of the Investment Adviser, was appointed as a trustee. At the same time, Mr. Childs also resigned his position of President of the Investment Adviser to the Retirement Fund and ML-Lee Acquisition Fund, L.P.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1998.

                        ML-LEE ACQUISITION FUND II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: May 15, 1998       /s/  Audrey Bommer
                               Audrey Bommer
                               Vice President and Treasurer
                               (Chief Financial Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1998.

                      ML-LEE ACQUISITION FUND II, L.P.

                      By: Mezzanine Investments II, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner




Dated: May 15, 1998
                          Audrey Bommer
                          Vice President and Treasurer
                          (Chief Financial Officer)