Form 10-Q
period 1998-09-30
ML LEE ACQUISITION FUND II L P
filed 1998-11-12
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended September 30, 1998

                         Commission File Number 0-17383

                        ML-LEE ACQUISITION FUND II, L.P.
             (Exact name of registrant as specified in its Charter)

                 Delaware                             04-3028398
      (State or other jurisdiction         (IRS Employer Identification No.)
     of incorporation or organization)

                             World Financial Center
                            South Tower - 14th Floor
                          New York, New York 10080-6123
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (212) 236-6562.

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1998 and December 31, 1997

Statements of Operations - For the Three and Nine
  Months Ended September 30, 1998 and 1997

Statements of Changes in Net Assets -
  For the Nine Months Ended September 30, 1998 and 1997

Statements of Cash Flows -
  For the Nine Months Ended September 30, 1998 and 1997

Statement of Changes in Partners' Capital at September 30, 1998

Schedule of Portfolio Investments - September 30, 1998

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II.  Other Information

                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                                                                     (Unaudited)
                                                                                 September 30, 1998       December 31, 1997
                                                                                 ------------------       -----------------

Assets:

Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $57,964
      at September 30, 1998 and $68,022 at December 31, 1997)                            $    24,360             $   34,206
    Non-Managed Companies (amortized cost $23,967
      at September 30, 1998 and at December 31, 1997)                                          8,440                  8,440
    Temporary Investments, at amortized cost (cost $3,147
      at September 30, 1998 and $3,612 at December 31, 1997)                                   3,148                  3,627
Cash                                                                                             224                    245
Accrued Interest & Other Receivable - Note 2                                                     336                    257
Due from Affiliate - Note 10                                                                      --                    328
Prepaid Expenses                                                                                   1                      4
                                                                                          ----------             ----------
Total Assets                                                                              $   36,509             $   47,107
                                                                                          ==========             ==========

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                                   $       75             $      100
    Reimbursable Administrative Expenses Payable Note 8                                           82                     11
    Independent General Partners' Fees Payable - Note 9                                           22                     12
    Deferred Interest Income - Note 2                                                            118                    151
                                                                                          ----------             ----------
Total Liabilities                                                                                297                    274
                                                                                          ----------             ----------

Partners' Capital - Note 2
    Individual General Partner                                                                    13                     15
    Managing General Partner                                                                     889                    266
    Limited Partners (221,745 Units)                                                          35,310                 46,552
                                                                                          ----------             ----------
Total Partners' Capital                                                                       36,212                 46,833
                                                                                          ----------             ----------
Total Liabilities and Partners' Capital                                                   $   36,509             $   47,107
                                                                                          ==========             ==========


          See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              For the Three Months Ended         For the Nine Months Ended
                                                            -------------    -------------     -------------     -------------
                                                            September 30,    September 30,     September 30,     September 30,
                                                                 1998             1997              1998              1997
                                                            -------------    -------------     -------------     -------------
Investment Income - Notes 2,4,6:
  Interest                                                 $         573     $         855     $       1,726     $       3,663
  Discount, Dividend & Other Income                                   76                77               290             5,746
                                                            -------------    -------------     -------------     -------------
    Total Income                                                     649               932             2,016             9,409
                                                            -------------    -------------     -------------     -------------
Expenses:
  Investment Advisory Fee - Note 7                                   156               164               508               582
  Fund Administration Fee - Note 8                                    55               150               167               470
  Reimbursable Administrative Expenses - Note 8                       87                50               273               129
  Legal and Professional Fees                                         68                --               255                99
  Independent General Partners' Fees and Expenses - Note 9            20                19                74                95
  Insurance Expense                                                    1                 2                 3                 4
                                                            -------------    -------------     -------------     -------------
    Total Expenses                                                   387               385             1,280             1,379
                                                            -------------    -------------     -------------     -------------
Net Investment Income                                                262               547               736             8,030
Net Realized Gain on Investments - Note 4 and Schedule 1              --                --             7,028                50
Net Change in Unrealized Appreciation (Depreciation)
  on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                      (1,823)            1,125               212              (920)
  Nonpublic Securities                                                --              (412)               --              (2,788)
                                                            -------------    -------------     -------------     -------------
  Subtotal                                                        (1,823)              713               212            (3,708)
Net Increase (Decrease) in Net Assets
   Resulting form Operations                                      (1,561)            1,260             7,976             4,372
                                                            -------------    -------------     -------------     -------------
Less:  Earned MGP Distributions to Managing General Partner           --               (80)             (945)           (2,834)
                                                            -------------    -------------     -------------     -------------
Net Increase (Decrease) Available For Pro-Rata
  Distribution to All Partners                              $     (1,561)    $       1,180     $       7,031     $       1,538
                                                            =============    =============     =============     =============

See the Accompanying Notes to Financial Statements


                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                    For the Nine Months Ended
                                                                             --------------     --------------
                                                                             September 30,       September 30,
                                                                                  1998               1997
                                                                             --------------     --------------

From Operations:
   Net Investment Income                                                     $          736     $        8,030
   Net Realized Gain on Investments                                                   7,028                 50
   Net Change in Unrealized Appreciation
     (Depreciation) from Investments                                                    212             (3,708)
                                                                             --------------     --------------
   Net Increase in Net Assets
     Resulting from Operations                                                        7,976              4,372
   Cash Distributions to Partners                                                   (18,597)           (25,696)
                                                                             --------------     --------------
   Total Decrease                                                                   (10,621)           (21,324)
Net Assets:
   Beginning of Year                                                                 46,833             71,115
                                                                             --------------     --------------
   End of Period                                                             $       36,212     $       49,791
                                                                             ==============     ==============

              See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                      For the Nine Months Ended
                                                                    -------------    -------------
                                                                    September 30,    Septmeber 30,
                                                                         1998             1997
                                                                    -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
  Interest, Dividends, Discount and Other Income                    $       1,960    $       8,746
  Legal and Professional Fees                                                (280)            (108)
  Investment Advisory Fee                                                    (508)            (582)
  Fund Administration Fee                                                    (167)            (471)
  Independent General Partners' Fees and Expenses                             (64)            (107)
  Reimbursable Administrative Expenses                                       (202)            (124)
  (Purchase) Sale of Temporary Investments, Net                               466            5,766
  Purchase of Follow On Investments                                          --             (2,420)
  Proceeds from Sales of Portfolio Company Investments                     17,085           14,872
                                                                    -------------    -------------
Net Cash Provided by Operating Activities                                  18,290           25,572
                                                                    -------------    -------------
Cash Flows from Financing Activities:
  Cash Distributions to Partners                                          (18,311)         (25,696)
                                                                    -------------    -------------
Net Cash Applied to Financing Activities                                  (18,311)         (25,696)
                                                                    -------------    -------------
  Net Decrease in Cash                                                        (21)            (124)
  Cash at Beginning of Year                                                   245              125
                                                                    -------------    -------------
Cash at End of Period                                               $         224    $           1
                                                                    =============    =============

                         Reconciliation of Net Investment Income
                        to Net Cash Provided by Operating Activities


  Net Investment Income                                             $         736    $       8,030
                                                                    -------------    -------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities
  Decrease in Investments                                                  10,523           18,172
  Increase in Accrued Interest,
    Dividend and Discount Receivable                                          (56)            (664)
   Decrease in Prepaid Expenses                                                 3                4
  Decrease in Legal and Professional Fees Payable                             (25)             (14)
  Increase in Reimbursable Administrative Expenses Payable                     71                5
  (Decrease) Increase in Independent General Partners' Fees Payable            10              (11)
  Net Realized Gain on Sales of Investments                                 7,028               50
                                                                    -------------    -------------
Total Adjustments                                                          17,554           17,542
                                                                    -------------    -------------
Net Cash Provided by Operating Activities                           $      18,290    $      25,572
                                                                    =============    =============


              See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Individual  Managing
                                                                     General     General     Limited
                                                                     Partner     Partner    Partners       Total
                                                                    --------    --------    --------    --------


For the Nine Months Ended September 30, 1998
Partners' Capital at January 1, 1998                                $     15    $    266    $ 46,552    $ 46,833
Allocation of Net Investment Income                                       --          44         692         736
Allocation of Net Realized Gain on Investments                             2       1,039       5,987       7,028
Allocation of Net Change in Unrealized
  Depreciation From Investments                                           --           1         211         212
Cash Distributions to Partners                                            (4)       (461)    (18,132)    (18,597)
                                                                    --------    --------    --------    --------
Partners' Capital at September 30, 1998                             $     13    $    889    $ 35,310    $ 36,212
                                                                    ========    ========    ========    ========

See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                               September 30, 1998
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


 Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   BIG V SUPERMARKETS, INC. (b)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)       12/27/90  $ 13,037   $ 13,037
117,333 Shares     Big V Holding Corp., Common Stock(d)                                12/27/90     4,107      4,107
                   (16.6% of fully diluted common equity)                                        ------------------------------
                                                                                                   17,144     17,144      47.69
                                                                                                 ------------------------------
                   CINNABON INTERNATIONAL, INC. - Notes 6, 13
                   (formerly Restaurants Unlimited)
$6,044             Cinnabon, 13% Subordinated Note due 06/30/02(c)(g)                  06/03/94     6,044      6,044
391,302 Warrants   Cinnabon, Common Stock Warrants(d)                                  06/03/94         0          0
                    (2.1% of fully diluted common equity)                                        ------------------------------
                                                                                                    6,044      6,044      16.81
                                                                                                 ------------------------------
                   COLE NATIONAL CORPORATION
1,341 Warrants     Cole National Corporation, Common Stock Purchase Warrants(d)        09/26/90         0          0
                   (0.0% of fully diluted common equity assuming exercise
                   of warrants)
                      $1,393 13% Sr. Secured Bridge Note
                      Purchased 09/25/90                     $ 1,393
                      Repaid 11/15/90                        $ 1,393
                      Realized Gain                          $     0
                                                                                                 ------------------------------
                                                                                                        0          0       0.00
                                                                                                 ------------------------------
                  HILLS STORES COMPANY - Note 5
458,432 Shares    Hills Stores Company, Common Stock(a)(d)                            04/03/90     30,246      1,031
62,616 Shares     Hills Stores Company, Common Stock(a)(d)                            08/21/95      4,530        141
                   (4.1% of fully diluted common equity)                                         ------------------------------
                                                                                                   34,776      1,172       3.26
                                                                                                 ------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 57,964   $ 24,360      67.76
                                                                                                 ==============================

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                             September 30, 1998
                           (DOLLARS IN THOUSANDS)
                              (UNAUDITED)


Principal                                                                                                     Fair       % Of
   Amount/                                                                            Investment Investment   Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.- Note 5
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (c)                        06/08/94   $   676     $  392
96.56 Shares      BioLease, Inc., Common Stock (d)                                     06/08/94        94          -
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)               06/08/94        14         14
                                                                                                  -------------------------------
                                                                                                      784        406         1.13
                                                                                                  -------------------------------

                  FITZ AND FLOYD - Note 5
$2,420            Fitz and Floyd, 12% Sub. Nt. due 04/15/04 (c)                        04/11/97     2,420      2,420
 8,470 Shares     Fitz and Floyd, Series A Preferred Stock (d)                         04/11/97    12,619      3,024
51,425 Shares     Fitz and Floyd, Common Stock (d)                                     04/11/97        --         --
                   1,324,508 Shares Common Stock
                   Purchased various                      $    20
                   Surrendered May 1996                   $     0
                   Realized Loss                          $   (20)
                   $10,281  Sr. Sub. Note
                   $2,419  Sr. Sub. Note
                   Purchased various                      $12,619
                   Exchanged 04/11/97
                   8,470 Sh Series A Preferred Stock and
                   51,425 Shares Common Stock             $12,619
                   Realized Gain                          $     0
                   Total Realized Loss                    $   (20)                                -------------------------------
                                                                                                   15,039      5,444        15.14
                                                                                                  -------------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock(d)(g)                   08/02/93     1,513          -
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                08/02/93         -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                    1,513          -         0.00
                                                                                                  -------------------------------

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                              September 30, 1998
                           (DOLLARS IN THOUSANDS)
                                (UNAUDITED)


 Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(e)  (Note 2)  Investments
                  SORETOX - Notes 5,6
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(c)(f)(g)            06/29/95  $  3,503     $ 2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)        06/29/95     3,128           0
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants(d)                  12/06/91         0           0
                                                                                                -----------------------------
                                                                                                   6,631       2,590     7.21
                                                                                                -----------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                    $ 23,967     $ 8,440    23.48
                                                                                                =============================

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     28,808      24,483    68.10
                   Preferred Stock, Common Stock and Warrants                         Various     53,123       8,317    23.14
                                                                                                -----------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                  $ 81,931     $32,800    91.24
                                                                                                =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 3,150           Ford Motor Credit, 5.35% due 10/5/98                                 9/28/98     3,147       3,148
                                                                                                -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                             3,147       3,148     8.76
                                                                                                -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                   $  3,147    $  3,148     8.76
                                                                                                -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                    $ 85,078    $ 35,948   100.00%
                                                                                                =============================


(a)     Publicly traded class of securities.
(b)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)     Restricted security.
(d)     Restricted non-income producing equity security.
(e)     Represents original cost and excludes accretion of discount of $1 for Temporary Investments.
(f)     Inclusive of receipt of payment-in-kind securities.
(g)     Non-accrual investment status.

See the Accompanying Notes to Financial Statements.

                              ML-LEE ACQUISITION FUND II, L.P.
                                NOTES TO FINANCIAL STATEMENTS
                                      September 30, 1998
                                        (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because the portfolio investments of companies whose equity is publicly traded are valued at the last price at September 30, 1998, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1998 and December 31, 1997, Fund II has in its portfolio of investments $441,900 of payment-in-kind debt securities. As of September 30, 1998 and December 31, 1997, Fund II has in its portfolio of investments $29,059 of payment-in-kind equity securities.

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

Interim Financial Statements

     The financial information included in this report as of September 30, 1998 and for the period then ended has been prepared by management without an audit by independent cetified public accountants. The results for the period ended September 30, 1998 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

     On May 27, 1998, Playtex Products Inc., ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.8 million shares were offered by affiliates of the Thomas H. Lee Company, including Fund II. As part of the Playtex Offering, Fund II sold its remaining investment in Playtex, consisting of approximately 343,726 shares of Common Stock. Fund II received proceeds of $4.5 million and recognized a loss on the sale of approximately $756,000. Net Distributable Proceeds were distributed to Limited Partners of record as of May 27, 1998.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For information, please refer to the Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

     In accordance with Fund II's accounting policy, the following securities have been on non-accrual status since the date indicated:

    - Cinnabon International on January 1, 1998.
      (Cinnabon was sold on October 16, 1998.  See Note 13 for more information)
    - Florida Orthopedics, Inc., on January 1, 1995.
    - Stablex Canada, Inc., on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the nine months ended September 30, 1998 and 1997, Fund II paid $508,241 and $582,001, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an Administration Fee and reimbursement for certain out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("reimbursable expenses"). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the nine months ended September 30, 1998 and 1997, Fund II paid $166,500 and $470,514, respectively, in Fund Administration Fees.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses incurred by the Fund Administrator. Reimbursable expenses primarily consist of printing, audit, tax preparation and custodian fees. For the nine months ended September 30, 1998 and 1997, Fund II incurred $273,088 and $129,074, respectively, in reimbursable expenses.

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

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner receives a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the nine months ended September 30, 1998 and 1997, Fund II incurred $73,994 and $95,695, respectively, in Independent General Partners' Fees and Expenses.

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

     For the nine months ending September 30, 1998, Fund II paid the Individual General Partner distributions totaling $3,942 and Managing General Partner distributions totaling $544,167 (which includes $504,751 of MGP Incentive Fees). As of September 30, 1998, the Managing General Partner has earned a total of $26 million in MGP Incentive Fees of which $560,397 was deferred in payment to the Managing General Partner as a Deferred Distribution Amount. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution Amount is paid.

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, provides for dismissal with prejudice of all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Although defendants continue to deny all liability in these actions, defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to members of the class to settle the claims asserted in these actions. In addition, certain affiliates of Thomas H. Lee, a General Partner of the Funds, have agreed to provide up to $14 million for purchases of the Funds' limited partnership units pursuant to a liquidity option to be offered to eligible class members. The settelment became effective on August 24, 1998. Defendants continue to deny all liability in this action.

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

13. Subsequent Events

     On October 27, 1998, the Individual General Partners approved the third quarter 1998 cash distribution consisting of Distributable Cash from Temporary Investments of $46,384 and Distributable Cash from Mezzanine Investments of $195,512. The distribution is as follows: a cash distribution to Limited Partners in the amount of $.21 per Unit, a cash distribution of $106 to the Managing General Partner in proportion to its Capital Contribution, a cash distribution of $195,512 to the Managing General Partner as an MGP Distribution and a cash distribution of $11 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on or before November 16, 1998, in accordance with the Partnership Agreement.

     On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by Merger ("Merger"). Pursuant to the Merger, Fund II received proceeds of $6.9 million. In connection with the Cinnabon sale, the Individual General Partners approved a distribution consisting of Net Distributable Capital Proceeds of $6,928,824 which includes Return of Capital of $6,044,341. The distribution is as follows: a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $28.69 per Unit, a cash distribution of $14,345 to the Managing General Partner in proportion to its Capital Contribution, a cash distribution of $551,180 to the Managing General Partner as a MGP Distribution and a cash distribution of $1,435 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on or before Novemeber 16, 1998, in accordance with the Partnership Agreement.

                                            SCHEDULE 1
                                 ML-LEE ACQUISITION FUND II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                       Par Value or         Investment            Net          Realized
SECURITY                                             Number of Shares          Cost            Proceeds      Gain/(Loss)
                                                     ----------------    ---------------    ------------   -------------
For the Three Months Ended March 31, 1998

Stanley Furniture Company Inc.
     Common Stock                                              3,461         $      44         $     94           $    50

Anchor Advanced Products, Inc.
     Common Stock                                            410,677             1,396             1,643              247
                                                                             ---------         ---------          -------
Total for the Three Months Ended March 31, 1998                                  1,440             1,737              297
                                                                             ---------         ---------          -------
For the Three Months Ended June 30, 1998

First Alert, Inc.
     Common Stock                                          2,058,474             3,320            10,807            7,487

Playtex Products, Inc.
     Common Stock                                            343,726             5,298             4,542             (756)
                                                                             ---------         ---------          -------
Total for the Three Months Ended June 30, 1998                                   8,618            15,349            6,731
                                                                             ---------         ---------          -------
Total for the Nine Months Ended September 30, 1998                              10,058            17,086            7,028
                                                                             =========         =========          =======

See the Accompanying Notes to Financial Statements.

                                                   SCHEDULE 2
                                         ML-LEE ACQUISITION FUND II, L.P.
                           SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                       FOR THE PERIOD ENDED September 30, 1998
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                      Unrealized       Unrealized
                                                                    Appreciation/   Appreciation/       Total            Total
                                                                   (Depreciation)   (Depreciation)    Unrealized        Unrealized
                                                                   for the Three     for the Six    Appreciation/    Appreciation/
                                                                    Months Ended    Months Ended   (Depreciation)   (Depreciation)
                                           Investment      Fair     September 30,   September 30,  at December 31,  at September 30,
SECURITY                                      Cost        Value         1998            1998              1997             1998
--------------------------------          -----------    ------   ---------------  --------------  --------------   -------------
Publicly Traded:

Hills Stores Company
  Common Stock *                         $     34,776   $   1,172       $ (1,823)    $       (456)   $    (33,148)   $    (33,604)
                                                                        --------     ------------    ------------    ------------
Total Unrealized Depreciation
  from Publicly Traded Securities                                         (1,823)            (456)        (33,148)        (33,604)
                                                                        --------     ------------    ------------    ------------
Non Public Securities:

Fitz and Floyd
  Preferred Stock *                            12,619       3,024             --               --          (9,596)         (9,596)

Biolease
  Common Stock*                                    94          --             --               --             (94)            (94)
  Subordinated Notes*                             676         392             --               --            (318)           (318)

FLA. Orthopedics, Inc.
  Preferred  Stock*                             1,513          --             --               --          (1,513)         (1,513)

Soretox
  Subordinated Notes*                           6,631       2,590             --               --          (4,041)         (4,041)
                                                                        --------     ------------    ------------    ------------
Total Unrealized Depreciation
  from Non Public Securities                                                  --               --         (15,562)        (15,562)
                                                                        --------     ------------    ------------    ------------

Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold:

First Alert, Inc.
  Common Stock                                      --         --             --           (1,054)          1,054              --

Playtex Products, Inc.
  Common Stock                                      --         --             --            1,776          (1,776)             --

Stanley Furniture
  Common Stock                                      --         --             --              (54)             54              --
                                                                        --------     ------------    ------------    ------------
Total Unrealized Appreciation
  (Depreciation) from Securities Sold                                         --              668            (668)             --
                                                                        --------     ------------    ------------    ------------
Net Unrealized Appreciation (Depreciation)                             $  (1,823)    $        212    $    (49,378)   $    (49,166)
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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of September 30, 1998 there is Deferred Distribution Amount of $560,397 that is payable to the MGP.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of November 13, 1998, the remaining reserve balance was $3.1 million due to follow-on investments in both Managed and Non-Managed Portfolio Companies. Additionally, $8.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

    On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by Merger ("Merger"). Pursuant to the Merger, Fund II received proceeds of $6.9 million.

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

     For the nine months ended September 30, 1998, Fund II had investment income of $2,015,568, as compared to $9,409,199 for the same period in 1997. The decrease in 1998 investment income as compared to 1997 is due to the sales of income producing portfolio companies. Additionally, as of January 1, 1998, Fund II began receiving payment-in-kind securities in lieu of interest which reduced the amount of interest income recognized by Fund II for the nine months ending September 30, 1998.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the nine months ended September 30, 1998 and 1997 was $508,241 and $582,001 respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1.2 million for Fund II and the Retirement Fund on a combined basis. The decrease in Investment Advisory Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by Fund II. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the nine months ended September 30, 1998 and 1997, Fund II incurred $273,088 and $129,074, respectively, in reimbursable expenses. For the three months ended September 30, 1998 and 1997 reimbursable expenses totaled $87,428 and $50,281, respectively.

     The Fund Administration Fees paid to the Fund Administrator for the period ending November 10, 1997 were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. The decrease in Fund Administration Fees were a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments. For the nine months ended September 30, 1998 and 1997, Fund Administration Fees were $166,500 and $470,514, respectively. For the three months ended September 30, 1998 and 1997, the Fund Administration Fee paid to the Fund Administrator was $55,500 and $150,185, repectively.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the nine months ended September 30, 1998 and 1997 were $254,801 and $98,662, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings.

     For the nine months ended September 30, 1998 and 1997 Fund II had net investment income of $735,764 and $8,029,619, respectively. The decrease in 1998 as compared to 1997 net investment income is due to the sale of income producing portfolio companies, partially offset by lower Investment Advisory Fees. For the three months ended September 30, 1998, Fund II had net investment income of $261,087 as compared to $546,994 for the same period in 1997.

Net Assets

     Fund II's net assets decreased by $10.6 million during the nine months ended September 30, 1998, due to cash distributions to partners of $18,597,125 partially offset by net unrealized appreciation of $212,518, net investment income of $735,764 and realized gains from the sale of portfolio investments of $7,027,580. This compares to the decrease in net assets of $21.3 million for the nine months ended September 30, 1997 resulting from the payment of cash distributions to partners of $25,695,686 and net unrealized depreciation of $3,707,926 million, partially offset by net investment income of $8,029,619 and realized gains from investments of $49,688.

Unrealized Appreciation and Depreciation on Investments

     Fund II's valuation of the Common Stock of Hills reflect its closing market prices at September 30, 1998.

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

     Approximately 96% of Fund II's investments are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

        For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the nine months ended September 30, 1998, Fund II had net realized gains from the sale of portfolio investments of $7,027,580 as compared to $49,688 for the same period in 1997. For the quarters ended September 30, 1998 and 1997 Fund II had no realized gains from investments.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On October 27, 1998, the Individual General Partners approved the third quarter 1998 cash distribution consisting of Distributable Cash from Temporary Investments of $46,384 and Distributable Cash from Mezzanine Investments of $195,512. The distribution is as follows: a cash distribution to Limited Partners in the amount of $.21 per Unit, a cash distribution of $106 to the Managing General Partner in proportion to its Capital Contribution, a cash distribution of $195,512 to the Managing General Partner as an MGP Distribution and a cash distribution of $11 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on or before November 16, 1998, in accordance with the Partnership Agreement.

     In addition, in connection with the Cinnabon sale on October 16, 1998, the Individual General Partners approved a distribution consisting of Net Distributable Capital Proceeds of $6,928,824 which includes Return of Capital of $6,044,341. The distribution is as follows: a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $28.69 per Unit, a cash distribution of $14,345 to the Managing General Partner in proportion to its Capital Contribution, a cash distribution of $551,180 to the Managing General Partner as a MGP Distribution and a cash distribution of $1,435 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on or before Novemeber 16, 1998, in accordance with the Partnership Agreement.

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

     Item 1.  Legal Proceedings


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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, provides for dismissal with prejudice of all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Although defendants continue to deny all liability in these actions, defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to members of the class to settle the claims asserted in these actions. In addition, certain affiliates of Thomas H. Lee, a General Partner of the Funds, have agreed to provide up to $14 million for purchases of the Funds' limited partnership units pursuant to a liquidity option to be offered to eligible class members. The settelment became effective on August 24, 1998. Defendants continue to deny all liability in this action.

     Items 2 - 5 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1998.

     (b) Reports on form 8-K:          8-K Filed September 23, 1998
                                       Regarding Cinnabon Merger

                                       8-K Filed September 29, 1998
                                       Regarding Cinnabon Merger

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1998.

                               ML-LEE ACQUISITION FUND II, L.P.

                           By: Mezzanine Investments II, L.P.,
                               Managing General Partner

                           By: ML Mezzanine II Inc.,
                               its General Partner


Dated: November 12, 1998       /s/  Robert Remick
                               Robert Remick
                               Vice President and Treasurer
                               (Chief Financial Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this __th day of November, 1998.

                              ML-LEE ACQUISITION FUND II, L.P.

                          By: Mezzanine Investments II, L.P.,
                              Managing General Partner

                          By: ML Mezzanine II Inc.,
                              its General Partner




Dated: November 12, 1998      ____________________________
                              Robert Remick
                              Vice President and Treasurer
                              (Chief Financial Officer)