Form 10-K
period 1998-12-31
ML LEE ACQUISITION FUND II L P
filed 1999-04-01
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                         Commission File Number 0-17383

                          ML-LEE ACQUISITION FUND II, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

           Delaware                                 04-3028398
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                             World Financial Center
                            South Tower - 14th Floor
                          New York, New York 10080-6114
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (212) 236-6562

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

     Mezzanine and Bridge Investments

     At December 31, 1998, Fund II had outstanding a total (at cost) of $41.1 million invested in Mezzanine Investments representing $17.1 million Managed and $24.0 million Non-Managed portfolio investments. At December 31, 1998, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     Fund II's reinvestment period ended on December 21, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

     REVIEW OF INVESTMENTS SOLD DURING 1998
     --------------------------------------

Stanley Furniture Company

     On January 6, 1998, Fund II sold its holdings of Common Stock in Stanley Furniture Company ("Stanley") for $27 per share. In connection with the sale, Fund II sold its remaining 3,461 shares of Stanley Common Stock and received net proceeds of $93,447. These proceeds were distributed on May 15, 1998. Fund II recognized a gain of $49,867 from this sale.

Anchor Advanced Products

     On March 19, 1998 Fund II and affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor. Pursuant to this transaction, Fund II sold 410,677 shares of Anchor Common Stock for approximately $1.6 million and recognized a gain of $247,192. Net distributable proceeds were distributed during the second quarter to Limited Partners of record as of March 19, 1998.

First Alert

     On April 2, 1998, Sunbeam Corporation ("Sunbeam") acquired all of the outstanding shares of First Alert Common Stock for $175 million ($5.25 per share) by means of a tender offer (the 'Tender Offer'), and assume all of the debt of First Alert. Pursuant to the Tender Offer, Fund II tendered all of its shares of First Alert Common Stock. and received proceeds of approximately $10.8 million and recognized a gain of $7.5 million. Net distributable proceeds of $48.62 per Unit were distributed on May 15, 1998 to Limited Partners of record as of April 2, 1998.

Playtex Products Inc.

     On May 27, 1998, Playtex Products Inc. completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering'). Of the 4 million shares offered, approximately 3.3 million shares were offered by affiliates of the Thomas H. Lee company including Fund II. As part of the Playtex Offering, Fund II sold its remaining investment in Playtex, consisting of 343,726 shares of Common Stock. Proceeds to Fund II from the sale totaled $4.5 million or $20.43 per Unit and were included in the distribution made on August 14, 1998. Fund II recognized a loss of $756,348 from the Playtex Offering.

Cinnabon International, Inc.

     On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by merger ("Merger"). Pursuant to the Merger, Fund II received proceeds of $6.9 million (which includes $551,180 of deferred interest)for its entire interest in Cinnabon. Net Distributable Proceeds from the Merger of $28.69 per Unit were distributed on November 16, 1998, to Limited Partners of record as of October 16, 1998, the closing date of this transaction. Fund II recognized a gain of $332,200 from the Merger.

Hills Stores Company

     On November 13, 1998, Ames Department Stores, Inc. ("Ames") and Hills Stores Company ("Hills") jointly announced the signing of a definitive agreement in which Ames would acquire Hills. Pursuant to the terms of the transaction, Ames, through a wholly-owned subsidiary, on November 18, 1998 commenced a tender offer for all the outstanding shares of Common Stock and Series A Convertible Preferred Stock of Hills, at a price of $1.50 per share. Ames will also share with Hills' stockholders 25% of a potential recovery in the form of deferred contingent cash rights with regard to litigation initiated by Hills against certain of Hills' former directors. Pursuant to the offer, the deferred contingent cash right is not transferrable. On December 16, 1998, Fund II tendered all 521,048 of the Funds shares and received proceeds of $781,572 and recognized a loss of approximately $34 million. These proceeds were distributed on February 16, 1999.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES
     ------------------------------------------

     The following is a brief description of the companies in Fund II's Managed Company portfolio at December 31, 1998:

     Big V Supermarkets, Inc.
     -------------------------

     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost at December 31, 1998.


     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES
     ----------------------------------------------

     The following is a brief description of the companies in Fund II's Non-Managed Company portfolio during the year ended December 31, 1998:

     BioLease, Inc.
     ---------------

     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. Fund II's investment in BioLease Common Stock was written down to zero, and the Subordinated Notes were written down to approximately 50% of par value during the year ended December 31, 1997. As of December 31, 1998 total net unrealized depreciation was $412,000.

     Fitz and Floyd Corporation
     --------------------------

     Fitz & Floyd is the maker of fine china dinnerware and ceramic giftware whose products are retailed through leading specialty and department stores and catalogs throughout the U.S. and Canada. The fair value of this investment at December 31, 1998 was $5.4 million which relects total unrealized depreciation of $9.6 million.

     FLA. Orthopedics, Inc.
     ---------------------

     As of December 31, 1998, Fund II has valued its remaining investment in FLA. Orthopedics, Inc. at zero, which resulted in cumulative unrealized depreciation of $1.5 million.

     Soretox
     -------

     Soretox, through its wholly-owned subsidiary Stablex Canada Inc., is an inorganic hazardous waste management company operating in Eastern Canada and the Northeastern United States. On December 31, 1998, the Fund received approximately $1.1 million from Stablex Canada Inc. of which $124,000 represented fourth quarter 1998 interest and $934,000 represented prior period unpaid interest. Fund II is currently not accruing interest on this investment and wrote down its investment in the Stablex Jr. Subordinated Note to zero during the year ended December 31, 1997. Fund II's valuation reflects total unrealized depreciation of approximately $4.0 million through December 31, 1998.

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

Item 3. Legal Proceedings

     On April 10, 1998, Fund II and the Retirement Fund and (together with Fund II, "the Funds") the parties to Fund II and the Retirement Fund Securities Litigation No. 92-60(JJF) Seidel, et al v. Thomas H. Lee, et al, No. 94-422
(JJF) and Seidel, et al v. Thomas H. Lee, et al, No. 95-724 (JJF), three class actions brought on behalf of limited partners of the Funds, filed with United States District Court for the District of Delaware, a Stipulation of Settlement settling these actions.

     The settlement, which was approved by the Court at a hearing on July 16, 1998, dismissed with prejudice all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Defendants, other than the Funds, provided cash of $16 million and certain other considerations to members of the class to settle the claims asserted in these actions. In addition, Thomas H. Lee, a General Partner of the Funds, and certain affiliates have purchased approximately $2.9 million of the Funds' limited partnership units from certain limited partners pursuant to a liquidity option offered to eligible class members. The settlement became effective on August 24, 1998. Defendants continue to deny all liability in this action.

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of Fund II during the fourth quarter ended December 31, 1998.

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

     The approximate number of Unit holders as of January 1, 1999, the last effective date of transfer (as described below), was 10,095. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partnership interests in Fund II.

     MLPF&S reports estimated values of limited partnerships and other direct investments on client account statements and no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as Fund II's Units) are provided by independent valuation services. MLPF&S clients may contact their MLPF&S Financial Consultants to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Fund's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or Fund II's current net asset value upon the liquidation of the Fund's assets over its remaining life.

     Fund II distributes Distributable Cash from Investments and Distributable Capital Proceeds in accordance with the terms of the Partnership Agreement.

     Pursuant to the Partnership Agreement, transfers of Units are recognized on the first day of the fiscal quarter after which the Managing General Partner has been duly notified of a transfer pursuant to the Partnership Agreement. Until a transfer is recognized, the limited partner of record (i.e. the transferor) will continue to receive all of the benefits and burdens of ownership of Units (including allocations of profit and loss and distributions), and any transferee will have no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment.

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

Item 6.  Selected Financial Data
Supplemental Information Schedule

Selected Financial Data
                                                                      For the Years Ended December 31,
TOTAL FUND INFORMATION:                       1998             1997                1996               1995               1994
                                          -------------   -------------     --------------    ----------------    ---------------

Net Investment Income                      $  2,822,809     $ 8,426,190     $  11,023,166       $ 4,146,846       $  7,816,305

Net Realized Gain (Loss) on Sales of
    Investments                              (26,634,967)         92,648         5,894,176         8,372,906         63,853,148

Net Change in (Depreciation) Appreciation
    on Investments                            33,816,479     (6,129,993)      (15,723,691)      (30,559,313)      (100,354,280)

Cash Distributions to Partners   (a)          25,810,649     26,672,357        49,261,781        29,490,761        101,901,964

Net Assets                                    31,025,683     46,832,011        71,115,538       119,183,669        166,713,991

Cost of Mezzanine Investments                 41,110,511     91,989,046       103,597,216       135,797,397        144,603,700

Total Assets                                  31,176,545     47,105,834        71,678,160       120,346,488        167,805,653


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                            $     17.84    $     36.43       $     50.33       $     32.05       $      49.88

Expenses                                           (6.81)         (7.79)           (15.11)           (19.71)            (19.70)
                                             -----------    -----------       -----------       -----------       ------------
Net Investment Income                        $     11.03    $     28.64       $     35.22       $     12.34       $      30.18
                                             ===========    ===========       ===========       ===========       ============

Net Realized Gain (Loss) on Sales of
  Investments                                $   (124.73)   $       .42       $     14.47       $     34.23       $     225.61

Net Change in (Depreciation) Appreciation
  on Investments                                  152.12         (27.58)           (70.73)          (137.47)           (451.45)

Cash Distributions                                109.19  (a)    106.00            192.87            112.31             413.35

Cumulative Cash Distributions                   1,267.87       1,158.68          1,052.68            859.81             747.50

Net Asset Value                                   137.49        209.93            314.44            528.63             730.09


(a) Includes $15,388,897 million or $69.40 per Limited Partnership Unit return of Capital from the sale of Portfolio Investments during 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     Capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on December 20, 1989.

     At December 31, 1998, Fund II had outstanding a total (at cost) of $41.1 million invested in Mezzanine Investments representing $17.1 million Managed and $24.0 million Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than one month.

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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of December 31, 1998 there is no outstanding Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of March 23, 1999, the remaining reserve balance was $3.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $8.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

     For the year ended December 31, 1998, Fund II had investment income of $4.3 million, as compared to $10.2 million and $14.4 million for the comparable years ended 1997 and 1996, respectively. The decrease in 1998 investment income as compared to 1997 and 1996 was due to the sale of income producing portfolio companies in 1998.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid by Fund II to the Investment Adviser for the years ended December 31, 1998, 1997
and  1996  were  $653,956,  $759,160,  and  $988,882,   respectively,  and  were
calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1.2 million for Fund II and the Retirement Fund on a combined basis. The decrease in Investment Advisory Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by Fund II. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the years ended December 31, 1998, 1997 and 1996, Fund II incurred $294,846, $140,157 and
$139,158, respectively, in reimbursable expenses.

     The Fund Administration Fees paid to the Fund Administrator for the years ended December 31, 1997 and 1996 were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. The decrease in Fund Administration Fees were a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments. For the years ended December 31, 1998, 1997 and 1996, Fund Administration Fees were $222,000, $569,224, and $675,250, respectively.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, for the period ending November 10, 1997, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II was reimbursable to the Fund Administrator.

     Legal and Professional Fees were incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Professional fees for the years ended December 31, 1998, 1997 and 1996 were $247,270 $152,000, and $1.3 million, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the aforementioned litigation proceedings.

     For the year ended December 31, 1998, Fund II had net investment income of $2.8 million as compared to $8.4 million for the same period in 1997 and $11 million for the same period in 1996. The decrease in 1998 net investment income as compared to 1997 and 1996 was due to the sale of income producing portfolio companies in 1998.

Net Assets

     Fund II's net assets decreased by $15.8 million during the year ended December 31, 1998, due to the payment of cash distributions to partners of $25.8 million ($15.4 million of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized appreciation of $33.8 million, partially offset by net investment income of $2.8 million and realized losses of $26.6 from the sales of Mezzanine Investments.

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1998, Fund II recorded net unrealized appreciation of $33.8 million all of which was related to the reversal of net unrealized depreciation in market value of publicly traded securities sold in 1998. This compares to the reversal of net unrealized depreciation of $6.1 million for 1997 of which $3.3 million was related to net depreciation in market value of publicly traded securities. Fund II's cumulative net unrealized depreciation on investments as of December 31, 1998 totaled $15.6 million.

     For the year ended December 31, 1998, Fund II recorded net unrealized depreciation of $15.7 million of which $12.5 million was related to net unrealized depreciation in market value of publicly traded securities.

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

     Approximately 92.4% of Fund II's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction. As of December 31, 1998, Fund II's investment in Big V Supermarkets Inc. represents approximately 60% of Fund II's fair value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the year ended December 31, 1998, Fund II recorded realized losses from investments of $26.6 million as compared to $92,648 and $5.9 million for the years ended December 31, 1997 and 1996, respectively. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On February 4, 1999, the Individual General Partners approved the fourth quarter 1998 cash distribution which represents net investment income of $1,325,586 from Mezzanine Investments, net investment income of $11,942 from Temporary Investments and Net Distributable Capital proceeds from the sale of Hills of $781,572 (which is all return of capital). The total amount distributed to Limited Partners was $1,711,478 or $7.72 per Unit, which was paid on February 16, 1999. The Managing General Partner received a total of $3,859 with respect to its interest in Fund II and $404,244 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $386 with respect to his interest in Fund II.

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

Year 2000 Compliance Initiative

     The year 2000 ("Y2K") problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

     Overall, Fund II believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Y2K compliant. Fund II has been working with third-party software vendors to ensure that computer programs utilized by Fund II are Y2K compliant. In addition, Fund II has contacted third parties to ascertain whether these entities are addressing the Y2K issue within their own operation.

     Mezzanine Investment II L.P., through ML Mezzanine II Inc. is responsible for providing administrative and accounting services necessary to support Fund II's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which ML Mezzanine II Inc. is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

     Merrill Lynch will participate in further industrywide testing currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions.

     Although Fund II has not finally determined the cost associated with its Year 2000 readiness efforts, Fund II does not anticipate the cost of the Y2K problem to be material to its business, financial condition or results of operations in any given year. However, there can be no guarantee that the systems of other companies on which Fund II's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with Fund II's systems would not have a material adverse effect on Fund II's business, financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market
                  Risk

     As of December 31, 1998, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Fund II's financial position.

Cash Distributions

     The following table represents distributions approved by the Individual General Partners of ML-Lee Acquisition Fund II, L.P. since inception (November 10, 1989):

                             Total        Limited                 Per Unit      Managing                  Individual
                          Distributed    Partners      Per        Return of     General      Incentive      General
                            Cash(a)       Amount       Unit        Capital       Partner       Fee(b)       Partner
                        ------------  ------------   --------    ----------   -----------    ----------   ----------

Fourth Quarter 1989       $1,224,768    $1,221,692   $   6.27       $     -     $  2,796      $      -       $   280
First Quarter 1990         3,776,596     3,767,253      17.00             -        8,494             -           849
Second Quarter 1990        4,943,920     4,751,996      21.43             -       11,120       179,692         1,112
Third Quarter 1990         3,487,811     3,479,179      15.69             -        7,847             -           785
Fourth Quarter 1990        6,045,031     5,705,499      25.73             -       13,598       324,574         1,360
First Quarter 1991         2,889,835     2,882,685      13.00             -        6,500             -           650
Second Quarter 1991        4,216,058     4,205,629      19.56             -        9,481             -           948
Third Quarter 1991         2,936,520     2,929,252      13.21             -        6,607             -           661
Fourth Quarter 1991        3,438,901     3,430,395      15.47             -        7,733             -           773
First Quarter 1992         3,599,446     3,590,052      16.19             -        8,584             -           810
Second Quarter 1992        3,829,652     3,820,667      17.23             -        8,124             -           861
Third Quarter 1992         2,905,394     2,898,207      13.07             -        6,534             -           653
Fourth Quarter 1992        3,027,660     3,020,167      13.62             -        6,812             -           681
First Quarter 1993        21,642,642    21,589,093      97.36         85.75       48,681             -         4,868
Second Quarter 1993        1,442,695     1,439,125       6.49             -        3,245             -           325
Third Quarter 1993         5,074,991     5,062,438      22.83          2.45       11,412             -         1,141
Fourth Quarter 1993       11,803,865    11,774,660      53.10          1.33       26,550             -         2,655
First Quarter 1994        16,087,488    16,047,686      72.37         59.42       36,184             -         3,618
Second Quarter 1994        4,214,710     4,204,285      18.96         12.24        9,477             -           948
Third Quarter 1994         1,298,201     1,294,991       5.84          3.42        2,918             -           292
Snapple Distribution
 on 12/15/94              68,497,700    58,336,675     263.08          9.70      164,845     9,979,695        16,485
Fourth Quarter 1994          375,092       241,702       1.09             -          543       132,793            54
EquiCredit Distribution
 on 2/14/95                7,276,582     6,359,647      28.68          2.68       16,826       898,426         1,683
First Quarter 1995         6,731,899     5,505,928      24.83         23.77       12,418     1,212,311         1,242
Second Quarter 1995        3,477,482     2,084,403       9.40           .57        6,215     1,386,242           622
Third Quarter 1995         2,019,088     1,124,247       5.07          4.50        2,536       892,051           254
Sun Pharmaceuticals
 Distribution on 12/11/95  9,610,616     9,587,798      43.24         37.42       20,744             -         2,074
Fourth Quarter 1995          333,445       166,765        .75             -          752       165,853            75
CST Distribution
 on 5/03/96               25,825,311    21,023,644      94.81         63.04       47,165     4,749,785         4,717
First Quarter 1996         1,766,006     1,263,947       5.70             -        2,849       498,925           285
Ghirardelli Distribution
 on 5/03/96                9,409,746     9,386,466      42.33         32.57       21,164             -         2,116
Second Quarter 1996       11,494,950    10,745,763      48.46         20.09       24,229       722,535         2,423
Third Quarter 1996           432,323       181,831        .82             -          410       250,041            41
Fourth Quarter 1996        1,833,044     1,226,250       5.53          5.04        2,764       603,754           276
First Quarter 1997           696,267        79,828        .36           .01          180       616,241            18
Anchor Distribution
 on 5/15/97               19,963,238    18,158,698      81.89         66.06       40,946     1,759,500         4,095
Second Quarter 1997        3,203,136     2,818,379      12.71          7.43        6,353       377,769           635
Third Quarter 1997         1,304,854     1,221,815       5.51          4.49        2,757        80,006           276
Fourth Quarter 1997          483,244       370,314       1.67           .20          836       112,010            84
First Quarter 1998         2,169,871     2,044,489       9.22          6.47        4,610       120,311           461
First Alert Distribution
  on May 15, 1998         10,807,982    10,781,242      48.62         14.94       24,309             -         2,431
Second Quarter 1998        4,808,219     4,607,861      20.78         20.43       10,391       188,928         1,039
Third Quarter 1998           242,195        46,566       0.21             -          106       195,512            11
Cinnabon Distribution on
  November 16, 1998        6,928,824     6,361,864      28.69         27.19       14,345       551,180         1,435
Fourth Quarter 1998        2,120,360     1,711,871       7.72          3.52        3,859       404,244           386
                       -------------  ------------  ---------      --------    ---------   -----------      --------
Totals                 $ 309,697,658  $282,552,944  $1,275.59      $ 514.73    $ 674,849   $26,402,378      $ 67,488
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

Item 8.    Financial Statements and Supplementary Data


                        ML-LEE ACQUISITION FUND II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
    As of December 31, 1998 and December 31, 1997

Statements of Operations
    For the Years Ended December 31, 1998, 1997, and 1996

Statements of Changes in Net Assets
    For the Years Ended December 31, 1998, 1997 and 1996

Statements of Cash Flows
    For the Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in  Partners'  Capital
    For the Years Ended December 31, 1998, 1997 and 1996

Schedule of Portfolio Investments - December 31, 1998

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses - Schedule 1

Supplementary Schedule of Unrealized Appreciation and Depreciation - Schedule 2

                       Report of Independent Accountants



To the General and Limited Partners of ML-Lee Acquisition Fund II, L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund II, L.P. (the "Fund") at December 31, 1998 and 1997, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1998 by correspondence with the custodian, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $25.6 million at December 31, 1998 (82.5% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

     As discussed in Note 1, the Fund is scheduled to dissolve on January 5, 2000. The Individual General Partners have the right to extend the term of the Fund.

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








/s/ PricewaterhouseCoopers LLP




New York, New York
March 23, 1999


                        ML-LEE ACQUISITION FUND II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                     Year Ended       Year Ended
                                                                     December 31,    December 31,
                                                                        1998             1997
                                                                    -------------   -------------

Assets:

Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $17,144
      at December 31, 1998 and $68,023 at December 31, 1997)        $      17,144   $      34,206
    Non-Managed Companies (amortized cost $23,967
      at December 31, 1998 and at December 31, 1997)                        8,440           8,440
    Temporary Investments, at amortized cost (cost $3,401
      at December 31, 1998 and $3,612 at December 31, 1997)                 3,408           3,627
Cash                                                                            5             245
Accrued Interest & Other Receivable - Note 2                                1,395             257
Receivable for Investment Sold                                                782            --
Due from Affiliate                                                           --               328
Prepaid Expenses                                                                3               4
                                                                    -------------   -------------
Total Assets                                                        $      31,177   $      47,107
                                                                    =============   =============

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                             $          30   $         100
    Reimbursable Administrative Expenses Payable Note 8                        22              11
    Independent General Partners' Fees Payable - Note 9                        18              12
    Deferred Interest Income - Note 2                                          81             151
                                                                    -------------   -------------
Total Liabilities                                                             151             274
                                                                    -------------   -------------

Partners' Capital - Note 2
    Individual General Partner                                                 13              15
    Managing General Partner                                                  525             266
    Limited Partners (221,745 Units)                                       30,488          46,552
                                                                    -------------   -------------
Total Partners' Capital                                                    31,026          46,833
                                                                    -------------   -------------
Total Liabilities and Partners' Capital                             $      31,177   $      47,107
                                                                    =============   =============



                   See the Accompanying Notes to Financial Statements.



                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                     Year Ended       Year Ended       Year Ended
                                                                    December 31,      December 31,    December 31,
                                                                        1998              1997            1996
                                                                    -------------    -------------    -------------
Investment Income - Notes 2,4,6:
  Interest                                                          $       3,933    $       4,354    $      13,462
  Discount, Dividend & Other Income                                           403            5,803              920
                                                                    -------------    -------------    -------------
    Total Income                                                            4,336           10,157           14,382
                                                                    -------------    -------------    -------------
Expenses:
  Investment Advisory Fee - Note 7                                            654              759              989
  Fund Administration Fee - Note 8                                            222              570              675
  Reimbursable Administrative Expenses - Note 8                               295              140              139
  Legal and Professional Fees                                                 247              152            1,345
  Independent General Partners' Fees and Expenses - Note 9                     91              106              207
  Insurance Expense                                                             4                4                4
                                                                    -------------    -------------    -------------
    Total Expenses                                                          1,513            1,731            3,359
                                                                    -------------    -------------    -------------
Net Investment Income                                                       2,823            8,426           11,023
                                                                    -------------    -------------    -------------
Net Realized Gain (Loss) on Investments - Note 4 and Schedule 1           (26,635)              93            5,895
                                                                    -------------    -------------    -------------
Net Change in Unrealized Appreciation (Depreciation)
  on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                               33,816           (3,342)         (13,952)
  Nonpublic Securities                                                       --             (2,788)          (1,772)
                                                                    -------------    -------------    -------------
  Subtotal                                                                 33,816           (6,130)         (15,724)
                                                                    -------------    -------------    -------------
Net Increase (Decrease) in Net Assets
   Resulting from Operations                                               10,004            2,389            1,194
                                                                    -------------    -------------    -------------
Less:  Earned MGP Distributions to Managing General Partner                (1,460)          (2,078)          (5,366)
                                                                    -------------    -------------    -------------
Net Increase (Decrease) Available For Pro-Rata
  Distribution to All Partners                                      $       8,544    $         311    $      (4,172)
                                                                    =============    =============    =============

               See the Accompanying Notes to Financial Statements


                        ML-LEE ACQUISITION FUND II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                                                Year Ended          Year Ended          Year Ended
                                                                               December 31,        December 31,        December 31,
                                                                                  1998                  1997               1996
                                                                              -------------       -------------       -------------

From Operations:
Net Investment Income                                                         $       2,823       $       8,426       $      11,023
Net Realized Gain (Loss) on Investments                                             (26,635)                 93               5,895
Net Change in Unrealized Appreciation
  (Depreciation) from Investments                                                    33,816              (6,130)            (15,724)
                                                                              -------------       -------------       -------------
Net Increase (Decrease) in Net Assets
  Resulting from Operations                                                          10,004               2,389               1,194
Cash Distributions to Partners                                                      (25,811)            (26,671)            (49,262)
                                                                              -------------       -------------       -------------
Total Decrease                                                                      (15,807)            (24,282)            (48,068)
Net Assets:
Beginning of Year                                                                    46,833              71,115             119,183
                                                                              -------------       -------------       -------------
End of Year                                                                   $      31,026       $      46,833       $      71,115
                                                                              =============       =============       =============

               See the Accompanying Notes to Financial Statements.

                                 ML-LEE ACQUISITION FUND II, L.P.
                                    STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)

                                                                            Year Ended      Year Ended        Year Ended
                                                                           December 31,    December 31,      December 31,
                                                                               1998            1997              1996
                                                                          -------------    -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
  Interest, Dividends, Discount and Other Income                          $       3,135    $      10,677    $      15,268
  Legal and Professional Fees                                                      (317)            (207)          (1,549)
  Investment Advisory Fee                                                          (654)            (759)            (989)
  Fund Administration Fee                                                          (222)            (570)            (675)
  Independent General Partners' Fees and Expenses                                   (84)            (128)            (240)
  Reimbursable Administrative Expenses                                             (284)            (174)            (151)
  (Purchase) Sale of Temporary Investments, Net                                     210            6,588             (175)
  Purchase of Portfolio Companies                                                  --             (2,420)               -
  Proceeds from Sales of Portfolio Company Investments                           23,462           14,117           37,901
  Insurance Expense                                                                  (4)              (4)              (4)
                                                                          -------------    -------------    -------------
Net Cash Provided by Operating Activities                                        25,242           27,120           49,386
                                                                          -------------    -------------    -------------
Cash Flows from Financing Activities:
  Cash Distributions to Partners                                                (25,482)         (27,000)          49,262
                                                                          -------------    -------------    -------------
Net Cash Applied to Financing Activities                                        (25,482)         (27,000)          49,262
                                                                          -------------    -------------    -------------
  Net Increase (Decrease) in Cash                                                  (240)             120              124
  Cash at Beginning of Year                                                         245              125                1
                                                                          -------------    -------------    -------------
Cash at End of Period                                                     $           5    $         245    $         125
                                                                          =============    =============    =============

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities
  Net Investment Income                                                   $       2,823    $       8,426    $      11,023
                                                                          -------------    -------------    -------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities
  Decrease in Investments                                                        51,089           18,195           32,015
  (Increase) in Receivable for Investments Sold                                    (782)             --               --
  (Increase) Decrease in Accrued Interest,
    Dividend and Discount Receivable                                             (1,201)             520              702
   Decrease in Prepaid Expenses                                                       1              --               --
  Decrease in Legal and Professional Fees Payable                                   (70)             (59)            (204)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                11              (34)             (12)
  Increase (Decrease) in Independent General Partners' Fees Payable                   6              (21)             (33)
  Net Realized Gain (Loss) on Sales of Investments                              (26,635)              93            5,895
                                                                          -------------    -------------    -------------
Total Adjustments                                                                22,419           18,694           38,363
                                                                          -------------    -------------    -------------
Net Cash Provided by Operating Activities                                 $      25,242    $      27,120    $      49,386
                                                                          =============    =============    =============


               See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                        Individual         Managing
                                                           General          General          Limited
                                                           Partner          Partner         Partners            Total
                                                     -------------    -------------    -------------    -------------


Partners' Capital at January 1, 1996                 $          29    $       1,932    $     117,222    $     119,183
Allocation of Net Investment Income                              2            3,211            7,810           11,023
Allocation of Net Realized Gain on Investments                   1            2,684            3,210            5,895
Allocation of Net Change in Unrealized
  Depreciation From Investments                                 (3)             (35)         (15,686)         (15,724)
Cash Distributions to Partners                                 (10)          (6,424)         (42,828)         (49,262)
                                                     -------------    -------------    -------------    -------------
Partners' Capital at December 31, 1996               $          19    $       1,368    $      69,728    $      71,115
                                                     -------------    -------------    -------------    -------------

Partners' Capital at January 1, 1997                 $          19    $       1,368    $      69,728    $      71,115
Allocation of Net Investment Income                              2            2,073            6,351            8,426
Allocation of Net Realized Gain (Loss) on Investments           --               --               93               93
Allocation of Net Change in Unrealized
  Depreciation From Investments                                 (1)             (14)          (6,115)          (6,130)
Cash Distributions to Partners                                  (5)          (3,161)         (23,505)         (26,671)
                                                     -------------    -------------    -------------    -------------
Partners' Capital at December 31, 1997               $          15    $         266    $      46,552    $      46,833
                                                     -------------    -------------    -------------    -------------

Partners' Capital at January 1, 1998                 $          15    $         266    $      46,552    $      46,833
Allocation of Net Investment Income                              1              376            2,446            2,823
Allocation of Net Realized Gain (Loss) on Investments           (6)           1,030          (27,659)         (26,635)
Allocation of Net Change in Unrealized
  Depreciation From Investments                                  8               76           33,732           33,816
Cash Distributions to Partners                                  (5)          (1,223)         (24,583)         (25,811)
                                                     -------------    -------------    -------------    -------------
Partners' Capital at December 31, 1998               $          13    $         525    $      30,488    $      31,026
                                                     =============    =============    =============    =============



                       See the Accompanying Notes to Financial Statements.


                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


 Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(g)  (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES


                   BIG V SUPERMARKETS, INC. (a)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)       12/27/90  $ 13,037   $ 13,037
117,333 Shares     Big V Holding Corp., Common Stock(c)                                12/27/90     4,107      4,107
                   (16.6% of fully diluted common equity) (f)                                    --------------------------------
                                                                                                   17,144     17,144        59.13
                                                                                                 --------------------------------
                   COLE NATIONAL CORPORATION
13,161 Warrants    Cole National Corporation, Common Stock Purchase Warants (c)         9/26/90         -          -
                     (0.0% of fully diluted common equity
                        assuming exercise of warrants)
                        $1,393 13% Sr. Secured Bridge Note
                        Purchased 9/25/90           $1,393
                        Repaid 11/15/90             $1,393                                        -------------------------------
                        Realized Gain               $    0                                               -          -        0.00
                                                                                                  -------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                           $17,144     17,144        59.13
                                                                                                  -------------------------------


                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.- Note 5
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (b)                        06/08/94       676        392
96.56 Shares      BioLease, Inc., Common Stock (c)                                     06/08/94        94          -
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(c)               06/08/94        14         14
                                                                                                  -------------------------------
                                                                                                      784        406         1.40
                                                                                                  -------------------------------

                  FITZ AND FLOYD -Note 5
$2,420            Fitz and Floyd, 12% Sub. Nt. due 04/15/04 (b)                        04/11/97     2,420      2,420
 8,470 Shares     Fitz and Floyd, Series A Preferred Stock (c)                         04/11/97    12,619      3,024
                   1,324,508 Shares Common Stock
                   Purchased various                      $    20
                   Surrendered May 1996                   $     -
                   Realized Loss                          $   (20)
                   $10,281  Sr. Sub. Note
                   $2,419  Sr. Sub. Note
                   Purchased various                      $12,619
                   Exchanged 04/14/97
                   8,470 Sh Series A Preferred Stock and
                   51,245 Shares Common Stock             $12,619
                   Realized Gain                          $     0
                   Total Realized Loss                    $   (20)                                -------------------------------
                                                                                                   15,039      5,444        18.78
                                                                                                  -------------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock (a) (c) (e)             08/02/93     1,513          -
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants (a) (c) (e)       08/02/93         -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                    1,513          -         0.00
                                                                                                  -------------------------------

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                              DECEMBER 31, 1998
                           (DOLLARS IN THOUSANDS)


 Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(g)  (Note 2)  Investments
                  SORETOX - Notes 5,6,13
$3,503            Stablex Canada, Inc., Sub. Nt. 10% due 06/30/07(b)(d)(e)            06/29/95  $  3,503     $ 2,590
$3,128            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(b)(d)(e)        06/29/95     3,128           0
2,004 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants(c)                  12/06/91         0           0
                                                                                                -----------------------------
                                                                                                   6,631       2,590     8.93
                                                                                                -----------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                    $ 23,967     $ 8,440    29.11
                                                                                                =============================

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     22,764      18,439    63.60
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     18,347       7,145    24.64
                                                                                                -----------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                  $ 41,111     $25,584    88.24
                                                                                                =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$3,410            Ford Motor Credit, 5.53% due 1/4/99                                 12/18/98     3,401       3,408
                                                                                                -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                             3,401       3,408    11.76
                                                                                                -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                   $  3,401    $  3,408    11.76
                                                                                                -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                    $ 44,512    $ 28,992   100.00%
                                                                                                =============================



(a)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)     Restricted security.
(c)     Restricted non-income producing equity security.
(d)     Inclusive of receipt of payment-in-kind securities.
(e)     Non-accrual investment status.
(f)     Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(g)     Represents orignal cost and excludes accretion of discount of $33 for
        Mezzanine Investments and $7 for Temporary Investments.

See the Accompanying Notes to Financial Statements.

                         ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

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

Valuation of Investments

     Securities for which market quotations are readily available are valued by reference to such market quotation using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of Fund II. For privately issued securities in which Fund II typically invests, the fair value of an investment is generally its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments generally will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction. Future confirming events will also affect the estimates of fair value and the effect of such events on the estimates of fair value could be material.

     Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because the portfolio investments of companies whose equity is publicly traded are valued at the last price at December 31, 1998, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1998 and December 31, 1997, Fund II had in its portfolio of investments $441,900 of payment-in-kind notes which excludes $1.8 million of payment-in-kind notes received from notes placed on non-accrual status.

Investment Transactions

     Fund II records investment transactions on the date on which it obtains an enforceable right to demand the securities or payment therefore. Fund II records Temporary Investment transactions on the trade date.

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

4.      Investment Transactions

     On January 6, 1998, Fund II sold its remaining holdings of common stock in Stanley Furniture Company, Inc. The common stock was sold pursuant to a Form S-3 Registration Statement, which was declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, Fund II sold its remaining 3,461 shares of common stock and received net proceeds of $93,447 or $27 per share. Fund II recognized a gain of $49,867 from this sale.

     On March 19, 1998, Fund II and affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor Advanced Products. Pursuant to this transaction, Fund II sold 410,677 shares of Anchor Common Stock for approximately $1.6 Million ($4.00 per share) and recognized a gain of $247,192.

     On April 2, 1998, Sunbeam Corporation ("Sunbeam") acquired all of the outstanding shares of First Alert Common Stock for $175 million ($5.25 per share) by means of a tender offer (the 'Tender Offer'), and assume all of the debt of First Alert. Pursuant to the Tender Offer, Fund II tendered all of its shares of First Alert Common Stock. and received proceeds of approximately $10.8 million and recognized a gain of $7.5 million. Net distributable proceeds of $48.62 per Unit were distributed on May 15, 1998 to Limited Partners of record as of April 2, 1998.

     On May 27, 1998, Playtex Products Inc., ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.3 million shares were offered by affiliates of the Thomas H. Lee Company, including Fund II. As part of the Playtex Offering, Fund II sold its remaining investment in Playtex, consisting of approximately 343,726 shares of Common Stock. Fund II received proceeds of $4.5 million and recognized a loss on the sale of approximately $756,000. Net Distributable Proceeds were distributed to Limited Partners of record as of May 27, 1998.

     On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by merger ("Merger"). Pursuant to the Merger, Fund II received proceeds of $6.9 million (which includes 551,180 of deferred interest) for its entire interest in Cinnabon. Net Distributable Proceeds from the Merger of $28.69 per Unit were distributed on November 16, 1998, to Limited Partners of record as of October 16, 1998, the closing date of this transaction. Fund II recognized a gain of $332,200 from the Merger.

     On November 13, 1998, Ames Department Stores, Inc. ("Ames") and Hills Stores Company ("Hills") jointly announced the signing of a definitive agreement in which Ames would acquire Hills. Pursuant to the terms of the transaction, Ames, through a wholly-owned subsidiary, on November 18, 1998 commenced a tender offer for all the outstanding shares of Common Stock and Series A Convertible Preferred Stock of Hills, at a price of $1.50 per share. Ames will also share with Hills' stockholders 25% of a potential recovery in the form of deferred contingent cash rights with regard to litigation initiated by Hills against certain of Hills' former directors. Pursuant to the offer, the deferred contingent cash right is not transferrable. On December 16, 1998, Fund II tendered all 521,048 of the Funds shares and received proceeds of $781,572 and recognized a loss of approximately $34 million. These proceeds were distributed on February 16, 1999.

     On December 31, 1998, the Fund received approximately $1.1 million from Stablex Canada Inc., of which $124,000 represented fourth quarter 1998 interest and $934,000 represented prior period's unpaid interest. Fund II is currently not accruing interest on this investment.

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

5.   Unrealized Appreciation and Depreciation of Investments

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

    - Florida Orthopedics, Inc., January 1, 1995.
    - Stablex Canada, Inc., June 29, 1995.

7.    Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the years ended December 31, 1998, 1997 and 1996, Fund II paid $653,956, $759,160, and
$988,882, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an Administration Fee and reimbursement for certain out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("reimbursable expenses"). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the years ended December 31, 1998, 1997 and 1996, Fund II paid $222,000, $569,224, and $675,250, respectively, in Fund Administration Fees.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses incurred by the Funds. Reimbursable expenses primarily consist of printing, audit, tax preparation and custodian fees. For the years ended December 31, 1998, 1997 and 1996, Fund II incurred $294,846, $140,157, and $139,158, respectively, in reimbursable expenses.

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

9.   Independent  General  Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the years ended December 31, 1998, 1997 and 1996, Independent General Partners' Fees and Expenses were $90,929, $106,069, and $207,269, respectively.

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

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and Fund II dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for Fund II. The Investment Adviser received an Investment Advisory Fee as compensation for these services outlined in Note 7 to the Financial Statements.

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

     During 1998, Fund II paid the Individual General Partner distributions totaling $5,461 and Managing General Partner distributions totaling $1,222,538 (which includes $1,167,940 of MGP Distributions as defined above). As of December 31, 1998, the Managing General Partner has earned a total of $26.4 million in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

     As a result of the settlement of three class action lawsuits (see Note 11 - Litigation), Thomas H. Lee purchased 11,011 units of Fund II from certain limited partners.

     An officer of the Investment Advisor also serves as a Director/Trustee of a managed company.

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, dismissed with prejudice all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds'
Independent General Partners. Defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to members of the class to settle the claims asserted in these actions. In addition, Thomas H. Lee, a General Partner of the Funds, and certain affiliates have purchased $2.9 million of the Funds' limited partnership units from certain limited partners pursuant to a liquidity option offered to eligible class members. The settlement became effective on August 24, 1998. Defendants continue to deny all liability in this action.

     The Funds have reimbursed legal expenses incurred by certain defendants and has included such expenses in Legal and Professional Fees in the Financial Statements.

12.  Income Taxes (Statement of Financial Accounting Standards  No. 109)

     No provision for income taxes has been made because all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1998, the tax basis of Fund II's assets are greater than the amounts reported in the financial statements by $15.6 million. This difference is attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

13.     Subsequent Events

     On February 4, 1999, the Individual General Partners approved the fourth quarter 1998 cash distribution which represents net investment income of $1,326,846 from Mezzanine Investments, net investment income of $11,942 from Temporary Investments and Net Distributable Capital proceeds from the sale of Hills of $781,572 (which is all return of capital). The total amount distributed to Limited Partners was $1,711,871 or $7.72 per Unit, which was paid on February 16, 1999. The Managing General Partner received a total of $3,859 with respect to its interest in Fund II and $404,244 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $386 with respect to his interest in Fund II.

     On March 12, 1999, Fund II and the Retirement Fund (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to purchase, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $5,605,200 was allocated to Fund II. Fund II will recognize a loss of approximately $1 million from this transaction. The distribution of any Capital Proceeds relating to this transaction will be made in connection with the first quarter cash distribution to Limited Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any Distributable Capital Proceeds relating to future receipts by Fund II pursuant to the Agreement will be payable to Limited Partners of record as of the date of such receipt.


                                                         SCHEDULE 1
                                               ML-LEE ACQUISITION FUND II, L.P.
                                    SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                   (DOLLARS IN THOUSANDS)



                                                               Number of Shares/   Investment         Net         Realized
Security                                                       Principal Amount       Cost         Proceeds      Gain (Loss)
                                                               ----------------  ------------    ------------   -------------

Stanley Furniture Company Inc.                  Common Stock            3,461   $          44    $          94   $          50

Anchor Advanced Products, Inc.                  Common Stock          410,677           1,396            1,643             247

First Alert, Inc.                               Common Stock        2,058,474           3,320           10,807           7,487

Playtex Products, Inc.                          Common Stock          343,726           5,298            4,542            (756)

Cinnabon International, Inc.                    Notes           $       6,044           6,044            6,376             332

Hills Store Company                             Common Stock          521,048          34,776              781         (33,995)
                                                                -------------   -------------    -------------   -------------
Total at December 31, 1998                                                      $      50,878    $      24,243   $     (26,635)
                                                                                =============    =============   =============

                                                                   SCHEDULE 2
                                       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                           ML-LEE ACQUISITION II, L.P.
                                                   FOR THE PERIOD ENDED DECEMBER 31, 1998
                                                              (DOLLARS IN THOUSANDS)
                                                              Total
                                                            Unrealized
                                                           Appreciation/          Unrealized Appreciation (Depreciation) for
                                                           (Depreciation)
                                      Investment    Fair  at December 31,                                                     1993
Security                                    Cost   Value       1998        1998    1997       1996       1995       1994     & Prior
--------------------------------------  --------  ------   ------------  ------  ------   --------    -------     ------    --------
Non Public Securities:
Fitz and Floyd
  Preferred Stock *                       12,619   3,024     (9,596)       --        63     (6,614)    (3,025)       (20)        --
Biolease
  Common Stock*                               94      --        (94)       --       (94)        --         --         --         --
  Subordinated Notes* (a)                    676     392       (318)       --      (318)        --         --         --         --
FLA. Orthopedics, Inc.
  Preferred  Stock*                        1,513      --     (1,513)       --        --         --         --     (1,513)        --
Subordinated Note                             --      --         --        --        --      4,842     (4,842)        --         --
Soretox
  Subordinated Notes*                      6,631   2,590     (4,041)       --    (2,439)        --         --     (1,602)        --
                                                          ---------  --------   -------  ---------  ---------  ---------  ---------

Total Unrealized Depreciation
  from Non Public Securities                                (15,562)       --    (2,788)    (1,772)    (7,867)    (3,135)        --

Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold
  in 1998
First Alert, Inc.
  Common Stock                                                   --    (1,054)   (2,573)   (10,807)   (12,351)    26,785         --
Playtex Products, Inc.
  Common Stock                                                   --     1,776       773        172        129     (2,522)      (328)
Stanley
  Common Stock                                                   --       (54)      (44)       204        (46)       (78)        18
Hills Stores Company
  Common Stock                                                   --    33,148    (1,498)    (2,019)    (5,722)       189    (24,098)
                                                          ---------  --------   -------  ---------  ---------  ---------  ---------
Total Reversal of Unrealized Appreciation
(Depreciation) from Securities Sold in 1998                      --    33,816    (3,342)   (12,450)   (17,990)    24,374    (24,408)

                                                          ---------  --------   -------  ---------  ---------  ---------  ---------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold
  Prior to 1998                                                  --        --        --     (1,502)    (4,703)  (121,593)   127,798

                                                          ---------  --------   -------  ---------  ---------  ---------  ---------
Total Unrealized Appreciation
  (Depreciation) from Securities Sold                            --    33,816    (3,342)   (13,952)   (22,693)   (97,219)   103,390

                                                          ---------  --------   -------  ---------  ---------  ---------  ---------
Net Unrealized Appreciation (Depreciation)                $ (15,562) $ 33,816   $(6,130) $ (15,724) $ (30,560) $(100,354) $ 103,390
                                                          =========  ========   =======  =========  =========  =========  =========



 *  Restricted Security
(a) Investment cost excludes accretion of discount of $33.

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

     Mr. Alden, age 76, Individual General Partner of Fund II, ML-Lee Acquisition Fund, L.P. ("Lee I") and the Retirement Fund; and together with the Fund II, the "New Funds"; and together with Lee I, the "Funds"). Director of Digital Equipment Corporation, Intermet Corporation and Sonesta International Hotels Corporation. Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Consul General of the Royal Kingdom of Thailand.

     Mr. Bower, age 60, Individual General Partner of the Funds. Donald Kirk David Professor of Business Administration. Harvard University Graduate School of Business Administration. Faculty member since 1963. Director of Anika Research, Inc., Brown Group, Inc., New America High Income Fund, Sonesta
International Hotels Corporation and The Lincoln Foundation. Trustee of the DeCordova & Dana Museum and Park and the New England Conservatory of Music.

     Mr. Feldberg, age 74, Individual General Partner of the Funds. Director of Waban Inc. Trustee of Brandeis University.

     Mr. Lee, age 54, Individual General Partner of the Funds. Chairman of the Investment Adviser of the Funds since 1987; Chairman of the Administrative General Partner of the Investment Adviser to the new Funds since 1989; Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989. Chairman of the Administrative General Partner of Thomas H. Lee Equity Fund III, L.P. since 1996. Founder of the Thomas H. Lee Company (the "Lee Company") and its President since 1974. Director of Finlay Enterprises Inc., First Security Services Corporation, Livent, Inc., Miller Import Corporation, Safelite Glass Corporation, Sondik Supply Corporation and Vail Resorts, Inc. Trustee of Brandeis University (Vice Chairman), Museum of Fine Arts (Boston), the Wang Center for the Performing Arts, Boston's Beth Israel Hospital (Treasurer), NYU Medical Center and the Whitney Museum of American Art. Overseer of Boston Symphony Orchestra and New England Conservatory of Music, Member of the Dean's Council, Faculty of Arts and Sciences and an Executive Committee Member of the Committee on University and an Executive Committee Member of the Committee on University Resources at Harvard University; Member of the Corporation of Belmont Hill School.

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

         C. Hunter Boll             Vice President, Trustee

         Scott A. Schoen            Vice President

         Wendy L. Masler            Treasurer, Clerk

        Information concerning Mr. Lee is set forth above.


     Mr. Shepherd, age 69, is a Managing Director of the Thomas H. Lee Company since 1986. Mr. Shepherd is currently a director of General Nutrition Companies, Inc. and Rayovac Corporation. He is Executive Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II.

     Mr. Harkins, age 57, has been a Managing Director of the Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. Mr. Harkins is a Senior Vice President and Trustee of Advisors I. He also is a director of National Dentex Corporation, Cott Corporation, First Security Services Inc., Fisher Scientific International, Inc., Freedom Securities Corporation, Metris Companies, Inc. (pending), Stanley Furniture Company and Syratech Corporation.

     Mr. Boll, age 43, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Lee Company. Mr. Boll is a Director of Big V Supermarkets Inc., Cott Corporation, Freedom Securities Corporation, Metris Companies, Inc. (pending), New York Restaurant Group, Transwestern Publishing, L.P. and United Industries Corporation.

     Mr. Schoen, age 40, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Lee Company. Mr. Schoen is a Vice President of Advisors I. Mr. Schoen is also a Director of Rayovac Corporation, ARC Holdings, LLC, Syratech Corporation, Transwestern Publishing L.P. and United Industries Corporation.

     Ms. Masler, age 45, has been Treasurer of the Lee Company since 1984. Ms. Masler is also Treasurer and Clerk of Advisors I.

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

                                    Title

         Kevin K. Albert            Chairman and President

         James V. Caruso            Executive Vice President, Director

         Rosalie Y. Goldberg        Vice President, Director

         Robert J. Remick           Vice President, Treasurer

         Sharon McKenzie            Vice President, Assistant Treasurer

     Kevin K. Albert, 46, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr.
Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of ML Mezzanine II Inc. and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity") an affiliate of ML Mezzanine II and a joint Venturer of Media Opportunity Management Partners, the general partner of ML Opportunity, Media Partners, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of ML Mezzanine II and sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of ML Mezzanine II Inc. and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of ML Mezzanine II Inc. and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture II.

     James V. Caruso, 47, a Director of ML Investment Banking, joined Merrill Lynch in 1975. Mr. Caruso manages the Investment Banking Group Corporate Accounting, Master Lease and off Balance Sheet accounting functions as well as the Controller's area of the Partnership Analysis and Finance Group. Mr. Caruso is also a director of ML Opportunity, ML Venture, ML R&D, ML Mezzanine, ML Mezzanine II and MLH Property Managers Inc., an affiliate of MLOM and the general partner of MLH Income Realty Partnership VI.

     Rosalie Y. Goldberg, 61 a First Vice President and Senior Director of Merrill Lynch's Private Client Group and the Director of its Special Investments Group, joined Merrill Lynch in 1975. Ms. Goldberg is also a Director of ML Mezzanine, ML Mezzanine II, and ML Media.

    Robert  J.  Remick,  age 28,  serves  as  Assistant  Vice  President  in ML
Investment Banking of ML & Co. and joined the firm in 1994. He serves as Vice President and Treasurer of and ML Mezzanine II. Mr. Remick manages certain accounting, financial reporting and administrative functions in the Merrill Lynch Partnership Analysis and Finance Department and serves as Vice President and Treasurer of ML Mezzanine II.

     Sharon McKenzie, age 40, joined ML Investment Banking in 1996 and serves as Vice President, Assistant Treasurer and controller to the funds. Ms. McKenzie is responsible for financial reporting and fund accounting in the Merrill Lynch Partnership Analysis and Finance Department and serves as Vice President and Assistant Treasurer of ML Mezzanine II.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. Fund II paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg $84,262 collectively for their services as Independent General Partners in 1998.

     The information with respect to the allocation and distribution of Fund II's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $1,222,538 during 1998, including MGP Distributions of $1,167,940 that it distributed, $1,109,543 to the Investment Adviser and $58,397 to ML Mezzanine II Inc.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, Fund II paid the Investment Adviser $653,956 with respect to 1998.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, Fund II paid the Fund Administrator a total of $516,846 in 1998.

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

                                    Amount of         Percent of Units of the
 Name and Address                   Benificial        Fund Beneficially Owned
of Beneficial Owner                 Ownership            at January 1, 1999
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
Farallon Capital Managment, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

(1) By reason of Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Farallon Capital Partners, L.P., a California limited partnership ("FCP"), and Tinicum Partners, L.P., a New York limited partnership ("Tinicum"), each may be deemed to own 21,341 Units of limited partnership interest beneficially owned at January 1, 1999 as a result of the direct ownership by FCP of 16,722 such Units and as a result of the direct ownerhip by Tinicum of 4,619 such Units. FCP and Tinicum, however, consider their beneficial interest to be limited to their direct ownership. In addition, by reason of Rule 13d-3 under the Exchange Act, each of the general partners of FCP and RTinicum, Thomas F. ASteyer, Fleur E. Fairman, David I. Cohen,, Joseph F. Downes, Jason M. Fish, William F. Mellin, Meridee A. Moore and Eric M. Ruttenberg, may be deemed to own beneficailly the Units of limited partnship interst by FCP and Tinicum.

     Ownership of Fund II's Units by the General Partners and Officers of the Investment Adviser and Mezzanine II are as follows:

    Name of                    Amount of            Percent of Units
Beneficial Owner         Beneficial Ownership           of Class
---------------------------------------------------------------------

Vernon R. Alden                50 Units                    *
Jospeh L. Bower                  None                      *
Stanley H. Feldberg            25 Units                    *
Thomas H. Lee                11,011 Units               4.97%

General Partners and
Officers as a Group          12,584 Units                5.7%

* Less than one percent.

     For more information regarding Beneficial Ownership, see Item 3 Legal Proceedings.

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

     Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of Fund II and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. The Funds have one Managed Company in their portfolios at December 31, 1998, which paid management fees to Thomas H. Lee Company of $150,000 for the fiscal year ended December 31, 1998.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and pension plan services and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1998 for providing such services to Managed Companies in which the Funds have a material interest was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

     During 1998, Fund II paid Managing General Partner distributions totaling $1,222,538 (which included $1,167,940 of MGP Distributions and $54,598 with respect to its interest in Fund II). Of this MGP Distribution amount, 95% or $1,109,543 was paid to the Investment Adviser and the remaining 5% totalling $588,397 was paid to ML Mezzanine II Inc. The Managing General Partner has earned a total of $26.4 million in MGP Distributions none of which was deferred in payment to the Managing General Partner at December 31, 1998, as a Deferred Distribution Amount in accordance with the Partnership Agreement. Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

Stanley Furniture Company

     On January 6, 1998, Fund II sold its holdings of Common Stock in Stanley Furniture Company ("Stanley") for $27 per share. In connection with the sale, Fund II sold its remaining 3,461 shares of Stanley Common Stock and received net proceeds of $93,447. These proceeds were distributed on May 15, 1998.

Anchor Advanced Products

     On March 19, 1998 Fund II and affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor. Pursuant to this transaction, Fund II sold 410,677 shares of Anchor Common Stock for approximately $1.6 million and recognized a gain of $247,192. Net distributable proceeds were distributed during the second quarter to Limited Partners of record as of March 19, 1998.

First Alert

     On April 2, 1998, Sunbeam Corporation ("Sunbeam") acquired all of the outstanding shares of First Alert Common Stock for $175 million ($5.25 per share) by means of a tender offer (the 'Tender Offer'), and assume all of the debt of First Alert. Pursuant to the Tender Offer, Fund II tendered all of its shares of First Alert Common Stock. and received proceeds of approximately $10.8 million and recognized a gain of $7.5 million. Net distributable proceeds of $48.62 per Unit were distributed on May 15, 1998 to Limited Partners of record as of April 2, 1998.

     David V. Harkins, Scott A. Schoen and Anthony J. DiNovi, officers of the Investment Adviser to the Funds, served as directors of First Alert.

Playtex Products Inc.

     On May 27, 1998, Playtex Products Inc. completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering'). Of the 4 million shares offered, approximately 3.3 million shares were offered by affiliates of the Thomas H. Lee company including Fund II. As part of the Playtex Offering, Fund II sold its remaining investment in Playtex, consisting of 343,726 shares of Common Stock. Proceeds to Fund II from the sale totaled $4.5 million or $20.43 per Unit and were included in the distribution made on August 14, 1998. Fund II recognized a loss of $756,348 from the Playtex Offering.

     Thomas H. Lee, who is an Individual General Partner of the Funds and an officer of the Investment Adviser, served as a director of Playtex.

Cinnabon International, Inc.

     On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by merger ("Merger"). Pursuant to the Merger, Fund II received proceeds of $6.9 million (which includes $551,180 of deferred interest) for its entire interest in Cinnabon. Net Distributable Proceeds from the Merger of $28.69 per Unit were distributed on November 16, 1998, to Limited Partners of record as of October 16, 1998, the closing date of this transaction. Fund II recognized a gain of $332,200 from the Merger.

Hills Stores Company

     On November 13, 1998, Ames Department Stores, Inc. ("Ames") and Hills Stores Company ("Hills") jointly announced the signing of a definitive agreement in which Ames would acquire Hills. Pursuant to the terms of the transaction, Ames, through a wholly-owned subsidiary, on November 18, 1998 commenced a tender offer for all the outstanding shares of Common Stock and Series A Convertible Preferred Stock of Hills, at a price of $1.50 per share. Ames will also share with Hills' stockholders 25% of a potential recovery in the form of deferred contingent cash rights with regard to litigation initiated by Hills against certain of Hills' former directors. Pursuant to the offer, the deferred contingent cash right is not transferrable. On December 16, 1998, Fund II tendered all 521,048 of the Funds shares and received proceeds of $781,572 and recognized a loss of approximately $34 million. These proceeds were distributed on February 16, 1999.

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


         (b) Forms 8-K None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                                   /s/ Kevin K. Albert
Dated:  March 31, 1999             Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 31st day of March, 1999.


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

/s/ Vernon R. Alden          Individual General Partner
Vernon R. Alden              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/  Joseph L. Bower         Individual General Partner
Joseph L. Bower              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Stanley H. Feldberg      Individual General Partner
Stanley H. Feldberg          ML-Lee Acquisition Fund
                               (Retirement Accounts) II, L.P.

/s/ Thomas H. Lee            Individual General Partner
Thomas H. Lee                ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Robert J. Remick         ML Mezzanine II Inc.
Robert J. Remick             Vice President and Treasurer
                             (Principal Financial Officer of Registrant)


/s/ Sharon McKenzie          ML Mezzanine II Inc.
Sharon McKenzie              Vice President and Assistant Treasurer
                             (Principal Accounting Officer of Registrant)