Form 10-Q
period 1999-03-31
ML LEE ACQUISITION FUND II L P
filed 1999-05-14
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended March 31, 1999

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1999 and December 31, 1998

Statements of Operations - For the Three
  Months Ended March 31, 1999 and 1998

Statements of Changes in Net Assets -
  For the Three Months Ended March 31, 1999 and 1998

Statements of Cash Flows - For the Three Months
  Ended March 31, 1999 and 1998

Statement of Changes in Partners' Capital at
  March 31, 1999

Schedule of Portfolio Investments - March 31, 1999

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II.  Other Information

                                                    ML-LEE ACQUISITION FUND II, L.P.
                                        Statements of Assets, Liabilities and Partners' Capital
                                                         (Dollars in Thousands)


                                                                                            (Unaudited)
                                                                                         March 31, 1999         December 31, 1998
                                                                                          --------------         -----------------

Assets:

Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $17,144
      at March 31, 1999 and at December 31, 1998)                                         $       17,144         $          17,144
    Non-Managed Companies (amortized cost $17,336
      at March 31, 1999 and $23,967 at December 31, 1998)                                          5,850                     8,440
    Temporary Investments, at amortized cost (cost $9,047
      at March 31, 1999 and $3,401 at December 31, 1998)                                           9,070                     3,408
Cash                                                                                                   7                         5
Accrued Interest & Other Receivable - Note 2                                                         335                     1,395
Receivable for Investment Sold                                                                         -                       782
Prepaid Expenses                                                                                       2                         3
                                                                                          --------------         -----------------
Total Assets                                                                              $       32,408         $          31,177
                                                                                          ==============         =================
Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                                   $           28         $              30
    Reimbursable Administrative Expenses Payable Note 8                                               75                        22
    Independent General Partners' Fees Payable - Note 9                                                7                        18
    Deferred Interest Income - Note 2                                                                 72                        81
                                                                                          --------------         -----------------
Total Liabilities                                                                                    182                       151
                                                                                          --------------         -----------------
Partners' Capital - Note 2
    Individual General Partner                                                                        14                        13
    Managing General Partner                                                                         222                       525
    Limited Partners (221,745 Units)                                                              31,990                    30,488
                                                                                          --------------         -----------------
Total Partners' Capital                                                                           32,226                    31,026
                                                                                          --------------         -----------------
Total Liabilities and Partners' Capital                                                   $       32,408         $          31,177
                                                                                          ==============         =================

See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                            Statements of Operations
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                          For the Three Months Ended
                                                                        March 31, 1999   March 31, 1998
                                                                         -------------    -------------
Investment Income - Notes 2,4,6:
  Interest                                                               $         569    $         737
  Discount, Dividend & Other Income                                                 58               53
                                                                         -------------    -------------
    Total Income                                                                   627              790
                                                                         -------------    -------------
Expenses:
  Investment Advisory Fee - Note 7                                                 166              175
  Fund Administration Fee - Note 8                                                  56               56
  Reimbursable Administrative Expenses - Note 8                                     75               83
  Legal and Professional Fees                                                       --               29
  Independent General Partners' Fees and Expenses - Note 9                          24               33
  Insurance Expense                                                                  1                1
                                                                         -------------    -------------
    Total Expenses                                                                 322              377
                                                                         -------------    -------------
Net Investment Income                                                              305              413
                                                                         -------------    -------------
Net Realized Gain (Loss) on Investments - Note 4 and Schedule 1                 (1,026)             297
                                                                         -------------    -------------
Net Change in Unrealized Appreciation (Depreciation)
  on Investments: Note 5 and Schedule 2
  Publicly Traded Securities                                                        --            8,577
  Nonpublic Securities                                                           4,041               --
                                                                         -------------    -------------
  Subtotal                                                                       4,041            8,577
                                                                         -------------    -------------
Net Increase in Net Assets Resulting from Operations                             3,320            9,287
                                                                         -------------    -------------
Less:  Earned MGP Distributions to Managing General Partner                        (98)            (120)
                                                                         -------------    -------------
Net Increase Available For Pro-Rata Distribution to All Partners         $       3,222    $       9,167
                                                                         =============    =============


See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                       Statements of Changes in Net Assets
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                          For the Three Months Ended
                                                                        March 31, 1999   March 31, 1998
                                                                         -------------    -------------

From Operations:
Net Investment Income                                                    $         305    $         413
Net Realized Gain (Loss) on Investments                                         (1,026)             297
Net Change in Unrealized Appreciation from Investments                           4,041            8,577
                                                                         -------------    -------------
Net Increase in Net Assets
  Resulting from Operations                                                      3,320            9,287
Cash Distributions to Partners                                                  (2,120)            (811)
                                                                         -------------    -------------
Total Increase                                                                   1,200            8,476
Net Assets:
Beginning of Year                                                               31,026           46,833
                                                                         -------------    -------------
End of Period                                                            $      32,226    $      55,309
                                                                         =============    =============



See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                            Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                 For the Three Months Ended
                                                                             March 31, 1999   March 31, 1998
                                                                              -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
  Interest, Dividends, Discount and Other Income                              $       1,663    $         583
  Legal and Professional Fees                                                            (2)             (89)
  Investment Advisory Fee                                                              (167)            (175)
  Fund Administration Fee                                                               (56)             (55)
  Independent General Partners' Fees and Expenses                                       (35)             (21)
  Reimbursable Administrative Expenses                                                  (22)             (11)
  (Purchase) Sale of Temporary Investments, Net                                      (5,646)          (1,683)
  Proceeds from Sales of Portfolio Company Investments                                6,387            1,736
                                                                              -------------    -------------
Net Cash Provided by Operating Activities                                             2,122              285
                                                                              -------------    -------------
Cash Flows from Financing Activities:
  Cash Distributions to Partners                                                     (2,120)            (525)
                                                                              -------------    -------------
Net Cash Applied to Financing Activities                                             (2,120)            (525)
                                                                              -------------    -------------
  Net Decrease in Cash                                                                    2             (240)
  Cash at Beginning of Year                                                               5              245
                                                                              -------------    -------------
Cash at End of Period                                                         $           7    $           5
                                                                              =============    =============

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities
  Net Investment Income                                                       $         305    $         413
                                                                              -------------    -------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities
  Decrease in Investments                                                             2,548             (244)
  (Increase) Decrease in Receivable for Investments Sold                               (782)              --
  (Increase) Decrease in Accrued Interest,
    Dividend and Discount Receivable                                                  1,036             (206)
   Decrease in Prepaid Expenses                                                           1                2
  Decrease in Legal and Professional Fees Payable                                        (2)             (60)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                    53               72
  Increase (Decrease) in Independent General Partners' Fees Payable                     (11)              11
  Net Realized Gain on Sales of Investments                                          (1,026)             297
                                                                              -------------    -------------
Total Adjustments                                                                     1,817             (128)
                                                                              -------------    -------------
Net Cash Provided by Operating Activities                                     $       2,122    $         285
                                                                              =============    =============

See the Accompanying Notes to Financial Statements (Unaudited).

                                              ML-LEE ACQUISITION FUND II, L.P.
                                         Statements of Changes in Partners' Capital
                                                        (Unaudited)
                                                   (Dollars in Thousands)


                                                                          Individual       Managing
                                                                             General        General         Limited
                                                                             Partner        Partner        Partners           Total
                                                                        ------------   ------------    ------------    ------------
For the Three Months Ended March 31, 1999
Partners' Capital at January 1, 1999                                    $         13   $        525    $     30,488    $     31,026
Allocation of Net Investment Income                                               --             93             212             305
Allocation of Net Realized Gain on Investments                                    --              3          (1,029)         (1,026)
Allocation of Net Change in Unrealized
  Depreciation From Investments                                                    1              9           4,031           4,041
Cash Distributions to Partners                                                    --           (408)         (1,712)         (2,120)
                                                                        ------------   ------------    ------------    ------------
Partners' Capital at March 31, 1999                                     $         14   $        222    $     31,990    $     32,226
                                                                        ============   ============    ============    ============

See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                               March 31, 1999
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)


 Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(g)  (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES


                   BIG V SUPERMARKETS, INC. (a)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)       12/27/90  $ 13,037   $ 13,037
117,333 Shares     Big V Holding Corp., Common Stock(c)                                12/27/90     4,107      4,107
                   (16.6% of fully diluted common equity) (f)                                    --------------------------------
                                                                                                   17,144     17,144        53.47
                                                                                                 --------------------------------
                   COLE NATIONAL CORPORATION
13,161 Warrants    Cole National Corporation, Common Stock Purchase Warants (c)         9/26/90         -          -
                     (0.0% of fully diluted common equity
                        assuming exercise of warrants)
                        $1,393 13% Sr. Secured Bridge Note
                        Purchased 9/25/90           $1,393
                        Repaid 11/15/90             $1,393                                        -------------------------------
                        Realized Gain               $    0                                               -          -        0.00
                                                                                                  -------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                           $17,144     17,144        53.47
                                                                                                  -------------------------------


                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.- Note 5
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (b)                        06/08/94       676        392
96.56 Shares      BioLease, Inc., Common Stock (c)                                     06/08/94        94          -
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(c)               06/08/94        14         14
                                                                                                  -------------------------------
                                                                                                      784        406         1.27
                                                                                                  -------------------------------

                  FITZ AND FLOYD -Note 5
$2,420            Fitz and Floyd, 12% Sub. Nt. due 04/15/04 (b)                        04/11/97     2,420      2,420
 8,470 Shares     Fitz and Floyd, Series A Preferred Stock (c)                         04/11/97    12,619      3,024
                   1,324,508 Shares Common Stock
                   Purchased various                      $    20
                   Surrendered May 1996                   $     0
                   Realized Loss                          $   (20)
                   $10,281  Sr. Sub. Note
                   $2,419  Sr. Sub. Note
                   Purchased various                      $12,619
                   Exchanged 04/14/97
                   8,470 Sh Series A Preferred Stock and
                   51,245 Shares Common Stock             $12,619
                   Realized Gain                          $     0
                   Total Realized Loss                    $   (20)                                -------------------------------
                                                                                                   15,039      5,444        16.98
                                                                                                  -------------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock (a) (c) (e)             08/02/93     1,513          -
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants (a) (c) (e)       08/02/93         -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                    1,513          -         0.00
                                                                                                  -------------------------------

                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                     $ 17,336     $ 5,850       18.25
                                                                                                 ================================

See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                              March 31, 1999
                           (DOLLARS IN THOUSANDS)
                                  (Unaudited)


 Principal                                                                                                  Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(g)  (Note 2)  Investments

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various     16,133      15,849    49.43
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     18,347       7,145    22.28
                                                                                                -----------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                  $ 34,480     $22,994    71.71
                                                                                                =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$3,450            Ford Motor Credit, 4.78% due 4/1/99                                  3/10/99     3,440       3,450
$5,620            Prudential Funding, 4.75% due 4/1/99                                 3/15/99     5,607       5,620
                                                                                                -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                             9,047       9,070    28.29
                                                                                                -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                   $  9,047    $  9,070    28.29
                                                                                                -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                    $ 43,527    $ 32,064   100.00%
                                                                                                =============================



(a)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)     Restricted security.
(c)     Restricted non-income producing equity security.
(d)     Inclusive of receipt of payment-in-kind securities.
(e)     Non-accrual investment status.
(f)     Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(g)     Represents orignal cost and excludes accretion of discount of $33 for
        Mezzanine Investments and $23 for Temporary Investments.

See the Accompanying Notes to Financial Statements (Unaudited).

                         ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 1999

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

     Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring of Fund II's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisers II, L.P., the Investment Adviser to the Funds, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1999, Fund II does not have any payment-in-kind securities. As of March 31, 1998, Fund II had in its portfolio of investments $441,900 of payment-in-kind notes which excludes $2.5 million of payment-in-kind notes received from notes placed on non-accrual status.

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

Interim Financial Statements

     The financial information included in this report as of March 31, 1999 and for the period then ended has been prepared by management without an audit by independent cetified public accountants. The results for the period ended March 31, 1999 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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


4.      Investment Transactions

     On March 12, 1999, Fund II and the Retirement Fund (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to purchase, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $5,605,200 was allocated to Fund II. Fund II will recognize a loss of approximately $1 million from this transaction. The distribution of any Capital Proceeds relating to this transaction will be made in connection with the first quarter cash distribution, to Limited Partners of record as of March 12, 1999.

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

5.   Unrealized Appreciation and Depreciation of Investments

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following security has been on non-accrual status since the date indicated:

    - Florida Orthopedics, Inc., January 1, 1995.

7.    Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the three months ended March 31, 1999 and 1998, Fund II paid $166,500 and $175,490, respectively, in Investment Advisory Fees to Thomas H. Lee Advisers II, L.P.

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive a Fund Administration Fee. The Fund Administration Fee is an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the three months ended March 31, 1999 and 1998, Fund II paid $55,500 in Fund Administration Fees.

     In addition, the Fund Administrator is entitled to reimbursement of 100% of all out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("reimbursable expenses"). Reimbursable expenses primarily consist of printing, audit and tax preparation, legal fees and expenses, and custodian fees. For the three months ended March 31, 1999 and 1998, Fund II incurred $74,727 and $83,097, respectively, in reimbursable expenses.

     In addition,  ML Mezzanine II Inc., an affiliate of the Fund  Administrator
and  Merrill  Lynch  &  Co.,Inc.,   receives  5%  of  the  benefit  of  any  MGP
Distributions paid to the Managing General Partner (see Note 10).

9.   Independent  General  Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the three months ended March 31, 1999 and 1998, Independent General Partners' Fees and Expenses were $24,210 and $32,511, respectively.

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

     During the three months ended March 31, 1999, Fund II paid the Individual General Partner distributions totaling $386 and Managing General Partner distributions totaling $408,104 (which includes $404,244 of MGP Distributions as defined above). As of March 31, 1999, the Managing General Partner has earned a total of $26.5 million in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

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

12.     Subsequent Events

     On May 10, 1999, the Individual General Partners approved the first quarter 1999 cash distribution which represents net investment income of $323,052 from Mezzanine Investments and Net Distributable Capital proceeds from the sale of Stablex of $5,605,200 (all of which is return of capital). The total amount distributed to Limited Partners was $5,814,154 or $26.22 per Unit, which was paid on May 14, 1999. The Managing General Partner received a total of $13,113 with respect to its interest in Fund II and $98,165 in MGP Distributions. Thomas
H. Lee, as an Individual General Partner, received $1,311 with respect to his interest in Fund II.


                                                         SCHEDULE 1
                                               ML-LEE ACQUISITION FUND II, L.P.
                                    SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                                             FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                   (DOLLARS IN THOUSANDS)
                                                        (Unaudited)

                                                                Number of
                                                                 Shares/
                                                                Principal      Investment          Net          Realized
Security                                                         Amount          Cost            Proceeds         Loss
                                                               -----------     ----------     ------------    ------------


Stablex Canada, Inc.                                 Various    $  6,631       $  6,631           $  5,605      $ (1,026)
                                                                               --------           --------      --------
Total Realized Loss for the Three Months
  ended March 31, 1999                                                         $  6,631           $  5,605      $ (1,026)
                                                                               ========           ========      ========


                                                                   SCHEDULE 2
                                       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                           ML-LEE ACQUISITION II, L.P.
                                                   FOR THE PERIOD ENDED MARCH 31, 1999
                                                              (DOLLARS IN THOUSANDS)
                                                                    (Unaudited)
                                                                         Unrealized           Total Unrealized      Total Unrealized
                                                                        Appreciation            Appreciation          Appreciation
                                                                    Depreciation) for the      (Depreciation)        (Depreciation)
                                          Investment       Fair       Three Months Ended       at December 31,         at March 31,
Security                                     Cost          Value        March 31, 1999              1998                   1999
                                          ----------       -----    ---------------------     ----------------      ----------------
Non Public Securities:
Fitz and Floyd
  Preferred Stock *                           12,619       3,024                 -                     (9,596)               (9,596)
Biolease
  Common Stock*                                   94           -                 -                        (94)                  (94)
  Subordinated Notes*                            676         392                 -                       (318)                 (318)
FLA. Orthopedics, Inc.
  Preferred  Stock*                            1,513           -                 -                     (1,513)               (1,513)
  Subordinated Note *                              -           -                 -                          -                     -
                                                                          --------                 ----------             ---------
Total Unrealized Depreciation
  from Non Public Securities                                                     -                    (11,521)              (11,521)
                                                                          --------                 ----------             ---------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold
  in 1999
Soretox
  Subordinated Notes*                                                        4,041                     (4,041)                    -
                                                                          --------                 ----------             ---------
Net Unrealized Appreciation (Depreciation)                                $  4,041                 $  (15,562)            $ (11,521)
                                                                          ========                 ==========             =========


*  Restricted Security


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     Capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on December 20, 1989.

     At March 31, 1999, Fund II had outstanding a total (at cost) of $34.4 million invested in Mezzanine Investments representing $17.1 million Managed and $17.3 million Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than one month.

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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of March 31, 1999 there is no outstanding Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of May 14, 1999, the remaining reserve balance was $3.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $8.29 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

     For the three months ended March 31, 1999, Fund II had investment income of $627,309 as compared to $789,498 for the comparable three months ended 1998. The decrease in 1999 investment income as compared to 1998 was due to the sale of income producing portfolio companies in 1998.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid by Fund II to the Investment Adviser for the three months ended March 31, 1999 and 1998 were $166,500 and $175,490, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1.2 million for Fund II and the Retirement Fund on a combined basis. The decrease in Investment Advisory Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by Fund II. For the three months ended March 31, 1999 and 1998, Fund Administration Fees were $55,500. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three months ended March 31, 1999 and 1998, Fund II incurred $74,727 and $83,097, respectively, in reimbursable expenses.

     Pursuant to the administrative services agreement between Fund II and the Fund Administrator, for the period ending November 10, 1997, a portion of the actual out-of-pocket expenses incurred in connection with the administration of Fund II was reimbursable to the Fund Administrator.

     Professional fees for the three months ended March 31, 1998 were $28,795. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the certain litigation proceedings.

     For the three months ended March 31, 1999, Fund II had net investment income of $305,481 as compared to $413,057 for the same period in 1998. The decrease in 1999 net investment income as compared to 1998 was due to the sale of income producing portfolio companies in 1998.

Net Assets

     Fund II's net assets increased by $1.2 million during the three months ended March 31, 1999, due to net investment income of $305,481 and reversal of net unrealized depreciation of $4.0 million, partially offset by cash distributions to partners of $2.1 million ($781,572 of which was return of capital from the sale of portfolio investments) and realized losses from the sale of Mezzanine Investments of $1.0 million.

Unrealized Appreciation and Depreciation on Investments

     For the three months ended March 31, 1999, Fund II recorded net unrealized appreciation of $4.0 million all of which was related to the reversal of net unrealized depreciation from Stablex, which was sold on March 12 ,1999. This compares to the reversal of net unrealized depreciation of $8.6 million for 1998. Fund II's cumulative net unrealized depreciation on investments as of March 31, 1999 totaled $11.5 million.

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

     Approximately 71.2% of Fund II's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction. As of March 31, 1999, Fund II's investment in Big V Supermarkets Inc. represents approximately 64.8% of Fund II's fair value.

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

     For additional information please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the three months ended March 31, 1999, Fund II recorded realized losses from investments of $1.0 million as compared to realized gains of $297,059 for the three months ended March 31, 1998. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On May 10, 1999, the Individual General Partners approved the first quarter 1999 cash distribution which represents net investment income of $323,052 from Mezzanine Investments and Net Distributable Capital Proceeds from the sale of Stablex of $5,605,200 (all of which is return of capital). The total amount distributed to Limited Partners was $5,814,154 or $26.22 per Unit, which was paid on May 14, 1999. The Managing General Partner received a total of $111,278 with respect to its interest in Fund II and $98,165 in MGP Distributions. Thomas
H. Lee, as an Individual General Partner, received $1,311 with respect to his interest in Fund II.

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

     ML Fund Administrators, Inc. an indirect wholly owned subsidiary of Merrill Lynch and Co., Inc. ("Merrill Lynch"), is responsible for providing administrative and accounting services necessary to support Fund II's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which ML Fund Administrators Inc., is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

     Merrill Lynch participated in further industrywide testing during March and April 1999, sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

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

Item 3.  Quantitative and Qualitative Disclosure About Market
                  Risk

     As of March 31, 1999, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Fund II's financial position.

Part II - Other Information

     Item 1 - Litigation


     Items 2 - 4 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1998.

     (b) Reports on form 8-K:           Form 8-K dated March 12, 1999
                                        Filed on March 18, 1999 related to
                                        Stablex Note Repurchase


Item 5.   Other Information

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1999.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                               /s/ Robert J. Remick
                               ----------------------------------
Dated:  May 14, 1999               Robert J. Remick
                                   ML Mezzanine II, Inc.
                                   Vice President and Treasurer
                                  (Principal Financial Officer of Registrant)