Form 10-Q
period 1999-06-30
ML LEE ACQUISITION FUND II L P
filed 1999-08-16
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the six months ended June 30, 1999

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

       Registrant's telephone number, including area code: (212) 449-7175

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each Class        Name of each exchange on which registered
               None                               Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ .

     Aggregate market value of voting securities held by non-affiliates: Not Applicable.

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1999 and December 31, 1998

Statements of Operations - For the Three and Six
  Months Ended June 30, 1999 and 1998

Statements of Changes in Net Assets -
  For the Six Months Ended June 30, 1999 and 1998

Statements of Cash Flows - For the Six Months
  Ended June 30, 1999 and 1998

Statement of Changes in Partners' Capital at
  June 30, 1999

Schedule of Portfolio Investments - June 30, 1999

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II.  Other Information

                                    ML-LEE ACQUISITION FUND II, L.P.
                         Statements of Assets, Liabilities and Partners' Capital
                                         (Dollars in Thousands)
                                              (Unaudited)


                                                                                          June 30, 1999         December 31, 1998
                                                                                          -------------         -----------------

Assets:

Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $17,144
      at June 30, 1999 and at December 31, 1998)                                          $      17,144           $       17,144
    Non-Managed Companies (amortized cost $17,336
      at June 30, 1999 and $23,967 at December 31, 1998)                                          5,850                    8,440
    Temporary Investments, at amortized cost (cost $3,393
      at June 30, 1999 and $3,401 at December 31, 1998)                                           3,415                    3,408
Cash                                                                                                 36                        5
Accrued Interest & Other Receivable - Note 2                                                        340                    1,395
Receivable for Investment Sold                                                                        -                      782
Prepaid Expenses                                                                                      1                        3
                                                                                          -------------           --------------
Total Assets                                                                              $      26,786           $       31,177
                                                                                          =============           ==============

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                                   $         17            $           30
    Reimbursable Administrative Expenses Payable - Note 8                                           51                        22
    Independent General Partners' Fees Payable - Note 9                                              -                        18
    Deferred Interest Income - Note 2                                                               62                        81
                                                                                         -------------            --------------
Total Liabilities                                                                                  130                       151
                                                                                         -------------            --------------

Partners' Capital - Note 2
    Individual General Partner                                                                      12                        13
    Managing General Partner                                                                       198                       525
    Limited Partners (221,745 Units)                                                            26,446                    30,488
                                                                                         -------------            --------------
Total Partners' Capital                                                                         26,656                    31,026
                                                                                         -------------            --------------
Total Liabilities and Partners' Capital                                                  $      26,786            $       31,177
                                                                                         =============            ==============

See the Accompanying Notes to Financial Statements (Unaudited).

                                                  ML-LEE ACQUISITION FUND II, L.P.
                                                      Statements of Operations
                                                       (Dollars in Thousands)
                                                            (Unaudited)

                                                                     For the Three Months Ended           For the Six Months Ended
                                                                   -------------------------------     -----------------------------
                                                                   June 30, 1999     June 30, 1998     June 30, 1999   June 30, 1998
                                                                   -------------     -------------     -------------   -------------
Investment Income - Notes 2,4,6
  Interest                                                         $         575     $         416     $       1,144   $      1,153
  Discount & Other Income                                                     72               161               130            214
                                                                   -------------     -------------     -------------   ------------
  Total Investment Income                                                    647               577             1,274          1,367
                                                                   -------------     -------------     -------------   ------------
Expenses:
  Investment Advisory Fee - Note 7                                           167               177               333            352
  Fund Administration Fee - Note 8                                            55                55               111            111
  Reimbursable Administrative Expenses - Note 8                               51               103               125            186
  Legal and Professional Fees                                                  -               158                 -            187
  Independent General Partners' Fees and Expenses - Note 9                    17                22                41             55
  Insurance Expense                                                            1                 1                 2              2
                                                                   -------------     -------------     -------------   ------------
    Total Expenses                                                           291               516               612            893
                                                                   -------------     -------------     -------------   ------------
Net Investment Income                                                        356                61               662            474

Net Realized Gain (Loss) on Investments - Note 4 and Schedule 1                -             6,731            (1,026)         7,028
                                                                   -------------     -------------     -------------   ------------
Net Change in Unrealized Appreciation (Depreciation)
  on Investments - Note 5 and Schedule 2
    Publicly Traded Securities                                                 -            (6,542)                -          2,035
    Nonpublic Securities                                                       -                 -             4,041              -
                                                                   -------------     -------------     -------------   ------------
  Subtotal                                                                     -            (6,542)            4,041          2,035
                                                                   -------------     -------------     -------------   ------------

Net Increase in Net Assets Resulting from Operations                         356               250             3,677          9,537
                                                                   -------------     -------------     -------------   ------------
Less:  Earned MGP Distributions to Managing General Partner                  (86)             (945)             (184)        (1,065)
                                                                   -------------     -------------     -------------   ------------
Net Increase (Decrease) Available For Pro-Rata
  Distribution to All Partners                                     $         270     $        (695)    $       3,493   $      8,472
                                                                   =============     =============     =============   ============


See the Accompanying Notes to Financial Statements (Unaudited).

                                               ML-LEE ACQUISITION FUND II, L.P.
                                             Statements of Changes in Net Assets
                                                   (Dollars in Thousands)
                                                        (Unaudited)

                                                                     For the Six Months Ended
                                                            -----------------------------------------
                                                            June 30, 1999               June 30, 1998
                                                            -------------               -------------

From Operations:
Net Investment Income                                       $         662               $         474
Net Realized Gain (Loss) on Investments                            (1,026)                      7,028
Net Change in Unrealized Depreciation
   from Investments                                                 4,041                       2,035
                                                            -------------               -------------
Net Increase in Net Assets Resulting from Operations                3,677                       9,537
Cash Distributions to Partners                                     (8,047)                    (13,789)
                                                            -------------               -------------
Total Decrease                                                     (4,370)                     (4,252)
Net Assets:
Beginning of Year                                                  31,026                      46,833
                                                            -------------               -------------
End of Period                                               $      26,656               $      42,581
                                                            =============               =============


See the Accompanying Notes to Financial Statements (Unaudited).

                                                ML-LEE ACQUISITION FUND II, L.P.
                                                    Statements of Cash Flows
                                                     (Dollars in Thousands)
                                                           (Unaudited)

                                                                                            For the Six Months Ended
                                                                                   -----------------------------------------
                                                                                   June 30, 1999               June 30, 1998
                                                                                   -------------               -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
  Interest, Discount and Other Income                                              $       2,296               $       1,310
  Legal and Professional Fees                                                                (13)                       (212)
  Investment Advisory Fee                                                                   (333)                       (352)
  Fund Administration Fee                                                                   (111)                       (111)
  Independent General Partners' Fees and Expenses                                            (59)                        (43)
  Reimbursable Administrative Expenses                                                       (96)                        (94)
  (Purchase) Sale of Temporary Investments, Net                                                7                      (4,323)
  Proceeds from Sales of Portfolio Company Investments                                     6,387                      17,085
                                                                                   -------------               -------------
Net Cash Provided by Operating Activities                                                  8,078                      13,260
                                                                                   -------------               -------------
Cash Flows from Financing Activities:
  Cash Distributions to Partners                                                          (8,047)                    (13,503)
                                                                                   -------------               -------------
Net Cash Used in Financing Activities                                                     (8,047)                    (13,503)
                                                                                   -------------               -------------
  Net Increase (Decrease) in Cash                                                             31                        (243)
Cash at Beginning of Year                                                                      5                         245
                                                                                   -------------               -------------
Cash at End of Period                                                              $          36               $           2
                                                                                   =============               =============

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities
  Net Investment Income                                                            $         662               $         474
                                                                                   -------------               -------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities
  Decrease in Investments                                                                  6,638                       5,734
  Decrease in Receivable for Investments Sold                                                782                          -
 (Increase) Decrease in Accrued Interest
    and Discount Receivable                                                                1,022                         (57)
  Decrease in Prepaid Expenses                                                                 2                           3
  Decrease in Legal and Professional Fees Payable                                            (13)                        (25)
  Increase in Reimbursable Administrative Expenses Payable                                    29                          92
  Increase (Decrease) in Independent General Partners' Fees Payable                          (18)                         11
  Net Realized Gain (Loss) on Sales of Investments                                        (1,026)                      7,028
                                                                                   -------------               -------------
Total Adjustments                                                                          7,416                      12,786
                                                                                   -------------               -------------
Net Cash Provided by Operating Activities                                          $       8,078               $      13,260
                                                                                   =============               =============


See the Accompanying Notes to Financial Statements (Unaudited).

                                           ML-LEE ACQUISITION FUND II, L.P.
                                      Statements of Changes in Partners' Capital
                                               (Dollars in Thousands)
                                                     (Unaudited)

                                                                         Individual       Managing
                                                                          General         General          Limited
                                                                          Partner         Partner          Partners         Total
                                                                        -----------      ----------       ---------       ---------
For the Six Months Ended June 30, 1999
Partners' Capital at January 1, 1999                                    $        13      $      525       $  30,488       $  31,026
Allocation of Net Investment Income                                               -             196             466             662
Allocation of Net Realized Loss on Investments                                    -             (13)         (1,013)         (1,026)
Allocation of Net Change in Unrealized
  Depreciation From Investments                                                   1               9           4,031           4,041
Cash Distributions to Partners                                                   (2)           (519)         (7,526)         (8,047)
                                                                        -----------      ----------       ---------       ---------
Partners' Capital at June 30, 1999                                      $        12      $      198       $  26,446       $  26,656
                                                                        ===========      ==========       =========       =========


See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                        Schedule of Portfolio Investments
                                  June 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

 Principal                                                                                                   Fair      % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(g)  (Note 2)  Investments

                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES


                   BIG V SUPERMARKETS, INC. (a)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)       12/27/90  $ 13,037   $ 13,037
117,333 Shares     Big V Holding Corp., Common Stock(c)                                12/27/90     4,107      4,107
                   (16.6% of fully diluted common equity) (f)                                    --------------------------------
                                                                                                   17,144     17,144        64.92
                                                                                                 --------------------------------
                   COLE NATIONAL CORPORATION
13,161 Warrants    Cole National Corporation, Common Stock Purchase Warants (c)         9/26/90         -          -
                     (0.0% of fully diluted common equity
                        assuming exercise of warrants)
                        $1,393 13% Sr. Secured Bridge Note
                        Purchased 9/25/90                 $ 1,393
                        Repaid 11/15/90                   $ 1,393                                 -------------------------------
                        Realized Gain                     $     0                                       -          -         0.00
                                                                                                  -------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                           $17,144   $ 17,144        64.92
                                                                                                  -------------------------------


                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.- Note 5
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (b)                        06/08/94       676        392
96.56 Shares      BioLease, Inc., Common Stock (c)                                     06/08/94        94          -
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(c)               06/08/94        14         14
                                                                                                  -------------------------------
                                                                                                      784        406         1.54
                                                                                                  -------------------------------

                  FITZ AND FLOYD -Note 5, 12
$2,420            Fitz and Floyd, 12% Sub. Nt. due 04/15/04 (b)                        04/11/97     2,420      2,420
 8,470 Shares     Fitz and Floyd, Series A Preferred Stock (c)                         04/11/97    12,619      3,024
51,425 Shares     Fitz and Floyd, Common Stock (c)                                     04/11/97         -          -
                   1,324,508 Shares Common Stock
                   Purchased various                      $    20
                   Surrendered May 1996                   $     0
                   Realized Loss                          $   (20)
                   $10,281  Sr. Sub. Note
                   $2,419  Sr. Sub. Note
                   Purchased various                      $12,619
                   Exchanged 04/14/97
                   8,470 Shares Series A Preferred Stock and
                   51,245 Shares Common Stock             $12,619
                   Realized Gain                          $     0
                   Total Realized Loss                    $   (20)                                -------------------------------
                                                                                                   15,039      5,444        20.61
                                                                                                  -------------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock (a) (c) (e)             08/02/93     1,513          -
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants (a) (c) (e)       08/02/93         -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Shares Series B Preferred
                   Stock                                  $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                    1,513          -         0.00
                                                                                                  -------------------------------

                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                     $ 17,336     $ 5,850       22.15
                                                                                                 ================================

See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                        Schedule of Portfolio Investments
                                  June 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)
                                   (Continued)

 Principal                                                                                                   Fair       % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(g)  (Note 2)  Investments

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various   $ 16,133    $ 15,849    60.01
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various     18,347       7,145    27.06
                                                                                                -----------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                  $ 34,480    $ 22,994    87.07
                                                                                                =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$2,950            Ford Motor Credit, 4.75% due 7/1/99                                  5/14/99     2,931       2,950
$  465            American General Finance, 4.74% due 7/1/99                           5/18/99       462         465
                                                                                                -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                          $  3,393    $  3,415    12.93
                                                                                                -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                   $  3,393    $  3,415    12.93
                                                                                                -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                    $ 37,873    $ 26,409   100.00%
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



See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

1.      Organization and Purpose

     ML-Lee Acquisition Fund II, L.P. ("Fund II") (formerly T.H. Lee Acquisition Fund II, L.P.) was formed along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund;" collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Funds' operations commenced on November 10, 1989.

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

     As described in the Prospectus, Fund II will terminate on January 5, 2000, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of Fund II. Fund II will then have five additional years to liquidate its remaining investments.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1999, Fund II does not have any payment-in-kind securities. As of June 30, 1998, Fund II had in its portfolio of investments $441,900 of payment-in-kind notes which excludes $2.5 million of payment-in-kind notes received from notes placed on non-accrual status.

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

Interim Financial Statements

     The financial information included in this report as of June 30, 1999 and for the period then ended has been prepared by management without an audit by independent cetified public accountants. The results for the period ended June 30, 1999 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

3.      Allocations of Profits and Losses

     Pursuant to the Partnership Agreement, all profits from Temporary Investments generally will be allocated 99.75% to the Limited Partners, 0.23% to the Managing General Partner and 0.02% to the Individual General Partner. Profits from Mezzanine Investments will, in general, be allocated as follows:

     first, if the capital accounts of any partners have negative balances, to such partners in proportion to the negative balances in their capital accounts until the balances of all such capital accounts equal zero;

     second, 99.75% to the Limited Partners, 0.23% to the Managing General Partner and 0.02% to the Individual General Partner until the sum allocated to the Limited Partners equals any previous losses allocated together with a cumulative Priority Return of 10% on the average daily amount in Mezzanine Investments, and any outstanding Compensatory Payments;

     third, 69.75% to the Limited Partners, 30.225% to the Managing General Partner and 0.025% to the Individual General Partner until the Managing General Partner has received 20.281% of the total profits allocated; and

     thereafter, 79.75% to the Limited Partners, 20.225% to the Managing General Partner and 0.025% to the Individual General Partner.


4.   Investment Transactions

     On March 12, 1999, Fund II and the Retirement Fund (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to purchase, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $5,605,200 was allocated to Fund II. Fund II will recognize a loss of approximately $1 million from this transaction. The distribution of any Capital Proceeds relating to this transaction was made in connection with the first quarter cash distribution, to Limited Partners of record as of March 12, 1999.

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

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following security has been on non-accrual status since the date indicated:

    - Florida Orthopedics, Inc., January 1, 1995.

7.    Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the six months ended June 30, 1999 and 1998, Fund II paid $333,000 and $352,093, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator;" an affiliate of the Managing General Partner) is entitled to receive a Fund Administration Fee. The Fund Administration Fee is an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the six months ended June 30, 1999 and 1998, Fund II paid $111,000 in Fund Administration Fees.

     In addition, the Fund Administrator is entitled to reimbursement of 100% of all out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit and tax preparation, legal fees and expenses, and custodian fees. For the three and six months ended June 30, 1999 and 1998, Fund II incurred Reimbursable Administrative Expenses in the amount of 50,566, $125,293, 102,563 and $185,660, respectively.

     In addition,  ML Mezzanine II Inc., an affiliate of the Fund  Administrator
and  Merrill  Lynch  &  Co.,Inc.,   receives  5%  of  the  benefit  of  any  MGP
Distributions paid to the Managing General Partner (see Note 10).

9.   Independent  General  Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the six months ended June 30, 1999 and 1998, Fund II incurred Independent General Partners' Fees and Expenses of $40,927 and $54,456, respectively.

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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until such Deferred Distribution Amount is paid in full.

     During the six months ended June 30, 1999, Fund II paid the Individual General Partner distributions totaling $1,697 and Managing General Partner distributions totaling $519,382 (which includes $502,409 of MGP Distributions as defined above). As of June 30, 1999, the Managing General Partner has earned a total of $26.6 million in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution Amount.



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

12.     Subsequent Events

     On August 3, 1999, the Individual General Partner's approved the second quarter 1999 cash distribution which represents Net Distributable Cash of $16,988 from Temporary Investments and $286,183 from Mezzanine Investments. The total amount distributed to Limited Partners was $217,310 or $.98 per Unit, which was paid on August 13, 1999. The Managing General Partner received a total of $491 with respect to its interest in Fund II and $85,855 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $49 with respect to his interest in Fund II.

     On August 5, 1999 Fund II executed, as a selling shareholder, a Stock Purchase Agreement pursuant to which it intends to sell all of its shares of Fitz and Floyd, Inc. Capital Stock (the "Sale"). Fund II will receive approximately $11.6 million from the Sale, which includes return of capital and proceeds on its Fitz and Floyd, Inc. Capital Stock and payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium. The Sale, which is subject to regulatory approval and customary closing conditions, is expected to close during the third quarter of 1999, although there can be no assurance that the transaction will be completed.

                                   SCHEDULE 1
                        ML-LEE ACQUISITION FUND II, L.P.
               Supplemental Schedule of Realized Gains and Losses
                     For the Six Months Ended June 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Number of
                                                                 Shares/
                                                                Principal      Investment          Net          Realized
Security                                                         Amount          Cost            Proceeds         Loss
                                                               -----------     ----------     ------------    ------------

Soretox
  Stablex Canada, Inc.                               Various    $  6,631       $  6,631           $  5,605      $ (1,026)
                                                                               --------           --------      --------
Total Realized Loss for the Six Months
  Ended June 30, 1999                                                          $  6,631           $  5,605      $ (1,026)
                                                                               ========           ========      ========


                                   SCHEDULE 2
                           ML-LEE ACQUISITION II, L.P.
       Supplemental Schedule of Unrealized Appreciation and Depreciation
                      For the Six Months Ended June 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Unrealized      Unrealized
                                                                   Appreciation   Appreciation   Total Unrealized  Total Unrealized
                                                                  (Depreciation) (Depreciation)    Appreciation      Appreciation
                                                                  for the Three   for the Six    (Depreciation)    (Depreciation)
                                          Investment       Fair   Months Ended    Months Ended    at December 31,     at June 30,
Security                                     Cost          Value  June 30, 1999  June 30, 1999         1998              1999
----------------------                    ----------       -----  -------------  -------------   ---------------   ---------------
Non Public Securities:
Fitz and Floyd
  Preferred Stock *                           12,619       3,024     $      -          $      -       $   (9,596)        $  (9,596)
Biolease
  Common Stock*                                   94           -            -                 -              (94)              (94)
  Subordinated Notes*                            676         392            -                 -             (318)             (318)
FLA. Orthopedics, Inc.
  Preferred  Stock*                            1,513           -            -                 -           (1,513)           (1,513)
  Subordinated Note *                              -           -            -                 -                -                 -
                                                                     --------          --------       ----------         ---------
Total Unrealized Depreciation
  from Non Public Securities                                                -                 -          (11,521)          (11,521)
                                                                     --------          --------       ----------         ---------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold
  in 1999
Soretox
  Subordinated Notes*                                                       -             4,041           (4,041)                -
                                                                     --------          --------       ----------         ---------
Net Unrealized Appreciation (Depreciation)                           $      -          $  4,041       $  (15,562)        $ (11,521)
                                                                     ========          ========       ==========         =========


*  Restricted Security


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     Capital contributions from the Limited Partners and the General Partners totaled $222,295,000 in the public offering of ML-Lee Acquisition Fund II, L.P. ("Fund II"), the final closing for which was held on December 20, 1989.

     At June 30, 1999, Fund II had outstanding a total (at cost) of $34.4 million invested in Mezzanine Investments representing $17.1 million Managed and $17.3 million Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than one month.

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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of June 30, 1999 there is no outstanding Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $24.9 million for Fund II. As of August 16, 1999 the remaining reserve balance was $3.1 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $8.3 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

     For the six months ended June 30, 1999, Fund II had investment income of $1,274,354 as compared to $1,366,543 for the same period in 1998. The decrease in 1999 investment income as compared to 1998 is due to the sale of income producing portfolio companies in 1998.

     Major expenses for the period consisted of Investment Advisory Fees, Fund Administration Fees, and Reimbursable Administrative Expenses

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid by Fund II to the Investment Adviser for the three and six months ended June 30, 1999 and 1998 were $166,500, $333,000, $176,603 and $352,093, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1.2 million for Fund II and the Retirement Fund on a combined basis. The decrease in Investment Advisory Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for Fund II and the Retirement Fund on a combined basis, plus 100% of all reimbursable expenses (as defined below)
incurred by Fund II. For the six months ended June 30, 1999 and 1998, Fund Administration Fees were $111,000. For the three months ended June 30, 1999 and 1998, the Fund Administration Fee paid to the Fund Administrator was $55,000. Actual out-of-pocket expenses ("Reimbursable Administrative Expenses") primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three and six months ended June 30, 1999 and 1998, Fund II incurred $50,566, $125,293, 102,563, and $185,660, respectively, in
Reimbursable Administrative Expenses.

     Legal and professional fees for the six months ended June 30, 1998 were $186,549. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the certain litigation proceedings.

     For the six months ended June 30, 1999, Fund II had net investment income of $662,343 as compared to $474,678 for the same period in 1998. The increase in in 1999 net investment income as compared to 1998 was due to the settlement of litigation in 1998 resulting in lower legal and professional fees in 1999. For the three months ended June 30, 1999, Fund II had net investment income of 356,862 as compared to 61,622 for the same period in 1998.

Net Assets

     Fund II's net assets decreased by $4.4 million during the six months ended June 30, 1999, due to net investment income of $662,343 and reversal of net unrealized depreciation of $4.0 million offset by cash distributions to partners of $8.0 million ($6.4 million of which was return of capital from the sale of portfolio investments) and realized losses from the sale of Mezzanine Investments of $1.0 million. This compares to the decrease in net assets of $4.3 million for the six months ended June 30, 1998 resulting from the payment of cash distributions to partners of $13.8 million partially offset by net unrealized appreciation of 2.0 million, net investment income of $474,678 and realized gains from the sale of portfolio investments of $7.0 million.

Unrealized Appreciation and Depreciation on Investments

     For the six months ended June 30, 1999, Fund II recorded net unrealized appreciation of $4.0 million all of which was related to the reversal of net unrealized depreciation from Stablex, which was sold on March 12 ,1999. This compares to the unrealized appreciation of $2.0 million for 1998. Fund II's cumulative net unrealized depreciation on investments as of June 30, 1999 totaled $11.5 million.

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

     Approximately 91.2% of Fund II's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction. As of June 30, 1999, Fund II's investment in Big V Supermarkets Inc. represents approximately 64.9% of Fund II's fair value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Net Realized Gains and Losses on Investments

     For the six months ended June 30, 1999, Fund II recorded net realized losses on investments of $1.0 million as compared to net realized gains of $7.0 for the six months ended June 30, 1998. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

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

     On August 3, 1999, the Individual General Partner's approved the second quarter 1999 cash distribution which represents Net Distributable Cash of $16,988 from Temporary Investments and $286,183 from Mezzanine Investments. The total amount distributed to Limited Partners was $217,310 or $.98 per Unit, which was paid on August 13, 1999. The Managing General Partner received a total of $491 with respect to its interest in Fund II and $85,855 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $49 with respect to his interest in Fund II.

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

Item 3.  Quantitative and Qualitative Disclosure About Market
                  Risk

     As of June 30, 1999, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Fund II's financial position.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial  Data Schedule for the quarter  ended June 30,
         1999.

     (b) Reports on form 8-K:

         None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 1999.


                                   ML-LEE ACQUISITION FUND
                                   II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                               /s/ Robert Remick
                               ----------------------------------
Dated:  August 16, 1999            Robert Remick
                                   ML Mezzanine II, Inc.
                                   Vice President and Treasurer
                                  (Principal Financial Officer of Registrant)