Form 10-Q
period 1999-09-30
ML LEE ACQUISITION FUND II L P
filed 1999-11-15
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

       Registrant's telephone number, including area code: (212) 236-6577

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

                         PART I - FINANCIAL INFORMATION

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1999 and December 31, 1998

Statements of Operations - For the Three and Nine Months
   Ended September 30, 1999 and 1998

Statements of Changes in Net Assets - For the Nine Months
   Ended September 30, 1999 and 1998

Statements of Cash Flows - For the Nine Months
  Ended September 30, 1999 and 1998

Statement of Changes in Partners' Capital - For the Nine Months
  Ended September 30, 1999

Schedule of Portfolio Investments as of September 30, 1999

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation
 (Depreciation) - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Item 3.   Quantative and Qualitative Disclosure About Market Risk

Part II.  Other Information

Item 6.   Exibits and Reports on 8-K


                                                   ML-LEE ACQUISITION FUND II, L.P.
                                        Statements of Assets, Liabilities and Partners' Capital
                                                       (Dollars in Thousands)
                                                            (Unaudited)
                                                                                        September 30, 1999      December 31, 1998
                                                                                        ------------------      -----------------

Assets:

Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $17,144
      at September 30, 1999 and at December 31, 1998)                                         $     17,144            $    17,144
    Non-Managed Companies (amortized cost $2,330
      at September 30, 1999 and $23,967 at December 31, 1998)                                          407                  8,440
    Temporary Investments, at amortized cost (cost $14,903
      at September 30, 1999 and $3,401 at December 31, 1998)                                        14,984                  3,408
Cash                                                                                                    59                      5
Accrued Interest & Other Receivable - Note 2                                                           276                  1,395
Receivable for Investment Sold                                                                           -                    782
Prepaid Expenses                                                                                         -                      3
                                                                                              ------------            -----------
Total Assets                                                                                  $     32,870            $    31,177
                                                                                              ============            ===========

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                                       $          2            $        30
    Reimbursable Administrative Expenses Payable Note 8                                                 46                     22
    Independent General Partners' Fees Payable - Note 9                                                  5                     18
    Deferred Interest Income - Note 2                                                                   53                     81
                                                                                              ------------            -----------
Total Liabilities                                                                                      106                    151
                                                                                              ------------            -----------
Partners' Capital - Note 2
    Individual General Partner                                                                          13                     13
    Managing General Partner                                                                           236                    525
    Limited Partners (221,745 Units)                                                                32,515                 30,488
                                                                                              ------------            -----------
Total Partners' Capital                                                                             32,764                 31,026
                                                                                              ------------            -----------
Total Liabilities and Partners' Capital                                                       $     32,870            $    31,177
                                                                                              ============            ===========


See the Accompanying Notes to Financial Statements (Unaudited).


                                 ML-LEE ACQUISITION FUND II, L.P.
                                     Statements of Operations
                                      (Dollars in Thousands)
                                           (Unaudited)

                                                               For the Three Months Ended              For the Nine Months Ended
                                                            --------------------------------        -------------------------------
                                                            September 30,       September 30,       September 30,      September 30,
                                                                1999                1998                1999               1998
                                                            -------------       -------------       -------------      ------------
Investment Income - Notes 2,4,6
  Interest                                                      $     562           $     573           $   1,706         $   1,726
  Discount and Other Income                                            93                  76                 223               290
                                                                ---------           ---------           ---------         ---------
    Total Investment Income                                           655                 649               1,929             2,016
                                                                ---------           ---------           ---------         ---------
Expenses:
  Investment Advisory Fee - Note 7                                    167                 156                 500               508
  Fund Administration Fee - Note 8                                     56                  55                 167               167
  Reimbursable Administrative Expenses - Note 8                        48                  87                 173               273
  Legal and Professional Fees                                          37                  68                  37               255
  Independent General Partners' Fees and Expenses - Note 9             23                  20                  64                74
  Insurance Expense                                                     1                   1                   3                 3
                                                                ---------           ---------           ---------         ---------
    Total Expenses                                                    332                 387                 944             1,280
                                                                ---------           ---------           ---------         ---------
Net Investment Income                                                 323                 262                 985               736

Net Realized Gain (Loss) on Investments - Note 4 and Schedule 1    (3,507)                  -              (4,533)            7,028

Net Change in Unrealized Appreciation (Depreciation)
  on Investments - Note 5 and Schedule 2
  Publicly Traded Securities                                            -              (1,823)                  -               212
  Nonpublic Securities                                              9,596                   -              13,637                 -
                                                                ---------           ---------           ---------         ---------
  Subtotal                                                          9,596              (1,823)             13,637               212
                                                                ---------           ---------           ---------         ---------
Net Increase (Decrease) in Net Assets
   Resulting from Operations                                        6,412              (1,561)             10,089             7,976
Less:  Earned MGP Distributions to Managing General Partner          (109)                  -                (293)             (945)
                                                                ---------           ---------           ---------         ---------
Net Increase (Decrease) Available For Pro-Rata
  Distribution to All Partners                                  $   6,303           $  (1,561)          $   9,796         $   7,031
                                                                =========           =========           =========         =========


See the Accompanying Notes to Financial Statements (Unaudited).



                                    ML-LEE ACQUISITION FUND II, L.P.
                                  Statements of Changes in Net Assets
                                         (Dollars in Thousands)
                                               (Unaudited)



                                                                                    For the Nine Months Ended
                                                                          ------------------------------------------
                                                                          September 30, 1999      September 30, 1998
                                                                          ------------------      ------------------

From Operations:
  Net Investment Income                                                      $           985         $           736
  Net Realized Gain (Loss) on Investments                                             (4,533)                  7,028
  Net Change in Unrealized Appreciation from Investments                              13,637                     212
                                                                             ---------------         ---------------
  Net Increase in Net Assets Resulting from Operations                                10,089                   7,976

  Cash Distributions to Partners                                                      (8,351)                (18,597)
                                                                             ---------------         ---------------
  Total Increase (Decrease)                                                            1,738                 (10,621)

Net Assets:
  Beginning of Year                                                                   31,026                  46,833
                                                                             ---------------         ---------------
  End of Period                                                              $        32,764         $        36,212
                                                                             ===============         ===============

See the Accompanying Notes to Financial Statements (Unaudited).

                                               ML-LEE ACQUISITION FUND II, L.P.
                                                   Statements of Cash Flows
                                                    (Dollars in Thousands)
                                                          (Unaudited)

                                                                                     For the Nine Months Ended
                                                                          --------------------------------------------
                                                                          September 30, 1999        September 30, 1998
                                                                          ------------------        ------------------
Increase (Decrease) in Cash

Cash Flows From Operating Activities:
  Interest, Discount and Other Income                                        $         2,946           $         1,960
  Legal and Professional Fees                                                            (65)                     (280)
  Investment Advisory Fee                                                               (500)                     (508)
  Fund Administration Fee                                                               (167)                     (167)
  Independent General Partners' Fees and Expenses                                        (77)                      (64)
  Reimbursable Administrative Expenses                                                  (149)                     (202)
  (Purchase) Sale of Temporary Investments, Net                                      (11,502)                      466
  Proceeds from Sales of Portfolio Company Investments                                17,919                    17,085
                                                                             ---------------            --------------
Net Cash Provided by Operating Activities                                              8,405                    18,290
                                                                             ---------------            --------------

Cash Flows from Financing Activities:
  Cash Distributions to Partners                                                      (8,351)                  (18,311)
                                                                             ---------------            --------------
Net Cash Used in Financing Activities                                                 (8,351)                  (18,311)
                                                                             ---------------            --------------
Net Increase (Decrease) in Cash                                                           54                       (21)
Cash at Beginning of Year                                                                  5                       245
                                                                             ---------------            --------------
Cash at End of Period                                                        $            59            $          224
                                                                             ===============            ==============

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities

Net Investment Income                                                        $           985            $          736
                                                                             ---------------            --------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities

  Decrease in Investments                                                             10,168                    10,523
  Decrease in Receivable for Investments Sold                                            782                         -
  (Increase) Decrease in Accrued Interest,
    Dividend and Discount Receivable                                                   1,017                       (56)
  Decrease in Prepaid Expenses                                                             3                         3
  Decrease in Legal and Professional Fees Payable                                        (28)                      (25)
  Increase in Reimbursable Administrative Expenses Payable                                24                        71
  Increase (Decrease) in Independent General Partners' Fees Payable                      (13)                       10
  Net Realized Gain (Loss) on Sales of Investments                                    (4,533)                    7,028
                                                                             ---------------            --------------
Total Adjustments                                                                      7,420                    17,554
                                                                             ---------------            --------------
Net Cash Provided by Operating Activities                                    $         8,405            $       18,290
                                                                             ===============            ==============

See the Accompanying Notes to Financial Statements (Unaudited).



                                              ML-LEE ACQUISITION FUND II, L.P.
                                        Statements of Changes in Partners' Capital
                                                  (Dollars in Thousands)
                                                       (Unaudited)

                                                                Individual      Managing
                                                                 General        General        Limited
                                                                 Partner        Partner        Partners      Total
                                                                ----------     ----------     -----------   ---------
For the Nine Months Ended September 30, 1999

Partners' Capital at January 1, 1999                            $       13     $      525     $    30,488   $  31,026
Allocation of Net Investment Income                                      -            312             673         985
Allocation of Net Realized Loss on Investments                          (1)           (26)         (4,506)     (4,533)
Allocation of Net Change in Unrealized
  Appreciation From Investments                                          3             31          13,603      13,637
Cash Distributions to Partners                                          (2)          (606)         (7,743)     (8,351)
                                                                ----------     ----------     -----------   ---------
Partners' Capital at September 30, 1999                         $       13     $      236     $    32,515   $  32,764
                                                                ==========     ==========     ===========   =========

See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                        Schedule of Portfolio Investments
                               September 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                              Fair      % Of
  Principal                                                                           Investment Investment   Value      Total
 Amount/Shares     Investment                                                            Date      Cost(f)   (Note 2)  Investments

                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES


                   BIG V SUPERMARKETS, INC. (a)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)       12/27/90  $ 13,037   $ 13,037
117,333 Shares     Big V Holding Corp., Common Stock(c)                                12/27/90     4,107      4,107
                   (16.6% of fully diluted common equity) (e)                                    --------------------------------
                                                                                                   17,144     17,144        52.70%
                                                                                                 --------------------------------
                   COLE NATIONAL CORPORATION
13,161 Warrants    Cole National Corporation, Common Stock Purchase Warants (c)         9/26/90         -          -
                     (0.0% of fully diluted common equity
                        assuming exercise of warrants)
                        $1,393 13% Sr. Secured Bridge Note
                        Purchased 9/25/90                 $ 1,393
                        Repaid 11/15/90                   $ 1,393
                        Realized Gain                     $     0
                                                                                                  -------------------------------
                                                                                                        -          -         0.00%
                                                                                                  -------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                           $17,144   $ 17,144        52.70%
                                                                                                  ===============================


                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.- Note 5
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (b)                        06/08/94   $   676   $    392
96.56 Shares      BioLease, Inc., Common Stock (c)                                     06/08/94        94          -
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(c)               06/08/94        14         14
                                                                                                  -------------------------------
                                                                                                      784        406         1.25%
                                                                                                  -------------------------------


                  FLA. ORTHOPEDICS, INC. - Notes 5,6
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock (a) (c) (d)             08/02/93     1,513          -
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants (a) (c) (d)       08/02/93         -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Shares Series B Preferred
                   Stock                                  $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                    1,513          -         0.00%
                                                                                                  -------------------------------

                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                      $ 2,297      $ 406         1.25%
                                                                                                 ================================

See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                        Schedule of Portfolio Investments
                               September 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)
                                   (Continued)

 Principal                                                                                                   Fair       % Of
   Amount/                                                                            Investment Investment  Value      Total
   Shares         Investment                                                            Date       Cost(f)  (Note 2)  Investments

                   SUMMARY OF MEZZANINE INVESTMENTS
                   Subordinated Notes                                                 Various   $ 13,713    $ 13,429    41.28%
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various      5,728       4,121    12.67%
                                                                                                -----------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                  $ 19,441    $ 17,550    53.95%
                                                                                                =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$10,000           Prudential Funding, 5.24% due 10/1/99                                 8/27/99    9,949      10,000
$ 3,300           Ford Motor Credit, 5.21% due 10/1/99                                  8/17/99    3,279       3,300
$ 1,675           State Street Corp., 5.23% due 10/1/99                                 8/27/99    1,675       1,684
                                                                                                -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                          $ 14,903    $ 14,984    46.05%
                                                                                                -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                   $ 14,903    $ 14,984    46.05%
                                                                                                -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                    $ 34,344    $ 32,534   100.00%
                                                                                                =============================



(a)     Represents investment in affiliates as defined in the Investment
        Company Act of 1940.
(b)     Restricted security.
(c)     Restricted non-income producing equity security.
(d)     Non-accrual investment status.
(e) Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(f) Represents orignal cost and excludes accretion of discount of $33 for Mezzanine Investments and $81 for Temporary Investments.



See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1999, Fund II does not have any payment-in-kind securities. As of September 30, 1998, Fund II had $442,000 of payment-in-kind notes which excluded approximately $2,500,000 of payment-in-kind notes received from notes placed on non-accrual status.

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

Interim Financial Statements

     The financial information included in this report as of September 30, 1999 and for the period then ended has been prepared by management without an audit by independent cetified public accountants. The results for the period ended September 30, 1999 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of the Managing General Partner of Fund II, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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


4.   Investment Transactions

     On March 12, 1999, the Funds entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $5,605,000 was allocated to Fund II. Fund II has recognized a loss of approximately $1 million from this transaction. The distribution of any Capital Proceeds relating to this transaction was made in connection with the first quarter cash distribution, to Limited Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any Distributable Capital Proceeds relating to future receipts by Fund II pursuant to the Agreement will be payable to Limited Partners of record as of the date of the receipt of such proceeds.

     On August 27, 1999, the Funds completed the sale of all of its shares of Fitz and Floyd, Inc. Capital Stock (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. Fund II received net sales proceeds of $11,579,000, which includes payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. Fund II recognized a loss of approximately $3.5 million from this transaction. The distribution of Distributable Capital Proceeds relating to this transaction will be made in accordance with the terms of the Partnership Agreement (See Note 12).

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

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following security has been on non-accrual status since the date indicated:

    - Florida Orthopedics, Inc., January 1, 1995.

7.    Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1,200,000 for the Funds on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10).

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator;" an affiliate of the Managing General Partner) is entitled to receive a Fund Administration Fee. The Fund Administration Fee is an annual amount of $400,000 for the Funds on a combined basis. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund.

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

     Thomas H. Lee  Company,  a sole  proprietorship  owned by Thomas H. Lee, an
Individual General Partner of the Retirement Fund and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith, usually pursuant to written agreements with such companies. In addition, certain of the portfolio companies have contractual or other relationships pursuant to which they do business with one another.

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

     During the nine months ended September 30, 1999, Fund II paid the Individual General Partner distributions totaling $2,000 and Managing General Partner distributions totaling $606,000 (which includes $588,000 of MGP Distributions as defined above). As of September 30, 1999, the Managing General Partner has earned a total of $26,690,000 in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution Amount.

11.  Income Taxes

     No provision for income taxes has been made because all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1998, the tax basis of Fund II's assets are greater than the amounts reported in the financial statements by approximately $15,600,000. This difference is attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

12.  Subsequent Events

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review Fund II's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who was serving as a representative of the Funds), in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, Fund II's potential indemnification obligations to Thomas H. Lee and the liquidity of Fund II's remaining assets. Following discussion of the issues, the Individual General Partners of Fund II determined that, to the extent that Fund II may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners determined that it would not be prudent to make distributions to Partners at this time and therefore, Fund II has reserved all the proceeds received from the sale of Fitz & Floyd, Inc. This reserve will be reviewed each quarter by the General Partners of Fund II.

                                              SCHEDULE 1
                                     ML-LEE ACQUISITION FUND II, L.P.
                            Supplemental Scedule of Realized Gains and Losses
                               For the Nine Months Ended September 30, 1999
                                         (Dollars in Thousands)
                                              (Unaudited)


                                                                       Par Value or          Investment        Net       Realized
Security                                                Security      Number of Shares          Cost         Proceeds      Loss
--------                                                --------      ----------------       ----------      --------    --------
Soretox
  Stablex Canada, Inc.                                  Various          Various             $    6,631      $  5,605    $ (1,026)

Fitz and Floyd, Inc.                                    Various          Various                 15,039        11,532      (3,507)

                                                                                             ----------      --------    --------
Total Realized Loss for the Nine Months ended September 30, 1999                             $   21,670      $ 17,137    $ (4,533)
                                                                                             ==========      ========    ========

See Accompanying Notes to Financial Statements (Unaudited).

                                                        SCHEDULE 2
                                             ML-LEE ACQUISITION FUND II, L.P.
                              Supplemental Scedule of Unrealized Appreciation (Depreciation)
                                     For the Nine Months Ended September 30, 1999
                                                 (Dollars in Thousands)
                                                      (Unaudited)


                                                                  Unrealized       Unrealized
                                                                 Appreciation     Appreciation
                                                                (Depreciation)   (Depreciation)  Total Unrealized   Total Unrealized
                                                                 for the Three    for the Nine      Appreciation      Appreciation
                                                                 Months Ended     Months Ended     (Depreciation)    (Depreciation)
                                         Investment     Fair     September 30,    September 30,   at December 31,   at September 30,
Security                                    Cost        Value        1999            1999              1998               1999
--------                                 ----------    -------   -------------   -------------   -----------------   --------------

Non Public Securities:

Biolease, Inc.
  Common Stock*                          $       94    $    -    $           -   $           -   $             (94)  $          (94)
  Subordinated Notes*(a)                        676       392                -               -                (318)            (318)
FLA. Orthopedics, Inc.
  Preferred  Stock*                           1,513         -                -               -              (1,513)          (1,513)

                                                                 -------------   -------------   -----------------   --------------
Total Unrealized Depreciation
  from Non Public Securities                                                 -               -              (1,925)          (1,925)
                                                                 -------------   -------------   -----------------   --------------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold
  in 1999
Soretox
  Subordinated Notes*                                                        -           4,041              (4,041)               -
Fitz and Floyd, Inc.
  Preferred Stock *                                                      9,596           9,596              (9,596)               -
                                                                --------------   -------------   -----------------    -------------
Total Reversal of Unrealized
 Appreciation(Depreciation)from
  Securities Sold in 1999                                                9,596          13,637             (13,637)               -
                                                                --------------   -------------   -----------------    -------------
Net Unrealized Appreciation (Depreciation)                      $        9,596   $      13,637   $         (15,562)   $      (1,925)
                                                                ==============   =============   =================    =============


*  Restricted Security
(a) Investment cost excludes accretion of discount of $33.

See Accompanying Notes to Financial Statements (Unaudited).

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $24,900,000 for Fund II. As of November 15, 1999 this remaining reserve balance was approximately $3,100,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, approximately $8,300,000 of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

     On March 12, 1999, Fund II and the Retirement Fund (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $5,605,000 was allocated to Fund II. Fund II has recognized a loss of approximately $1 million from this transaction. The distribution of any Capital Proceeds relating to this transaction was made in connection with the first quarter cash distribution, to Limited Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any Distributable Capital Proceeds relating to future receipts by Fund II pursuant to the Agreement will be payable to Limited Partners of record as of the date of the receipt of such proceeds.

     On August 27, 1999, the Funds completed the sale of all of its shares of Fitz and Floyd, Inc. Capital Stock (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. Fund II received net sales proceeds of $11,579,000, which includes payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. Fund II recognized a loss of approximately $3.5 million from this transaction. The distribution of Distributable Capital Proceeds relating to this transaction will be made in accordance with the terms of the Partnership Agreement.

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review Fund II's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who was serving as a representative of the Funds), in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, Fund II's potential indemnification obligations to Thomas H. Lee and the liquidity of Fund II's remaining assets. Following discussion of the issues, the Individual General Partners of Fund II determined that, to the extent that Fund II may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners determined that it would not be prudent to make distributions to Partners at this time and therefore, Fund II has reserved all the proceeds received from the sale of Fitz & Floyd, Inc. This reserve will be reviewed each quarter by the General Partners of Fund II.

     At September 30, 1999, Fund II had outstanding a total (at cost) of $19,441,000 invested in Mezzanine Investments representing $17,144,000 Managed and $2,297,000 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of September 30, 1999 there is no outstanding Deferred Distribution Amount.

     The proportion of distributions provided by net investment income has decreased from prior years due primarily to increased sales and redemptions of Mezzanine Investments and the resulting decrease in investment income as those holdings cease to generate interest income. As a result, it is expected that the amount of any future cash distributions, in aggregate, paid to Limited Partners will almost entirely be derived from recovered capital and gains, from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distributions resulting from the future sale of portfolio holdings, Fund II will have available only small amounts of Net Distributable Cash from Operations, estimated to be less than one dollar per Unit each quarter, for any future distributions.

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

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Fund II may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Fund II notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q, and as more fully detailed in Form 10-K incorporated by reference herein. Fund II undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations

Investment Income and Expenses

     For the nine months ended September 30, 1999, Fund II had net investment income of $985,000 as compared to $736,000 for the same period in 1998. For the three months ended September 30, 1999, Fund II had net investment income of $323,000 as compared to $262,000 for the same period in 1998. The increase in net investment income for 1999 as compared to 1998 is due to a decrease in legal and professional fees and Reimbursable Administrative Expenses partially offset by a decrease in investment income during 1999 as further described below.

     The investment income from operations for the year consists primarily of interest and discount income earned on the investment of Proceeds from Partners' Contributions in Mezzanine Investments and short-term money market instruments. For the nine months ended September 30, 1999, Fund II had investment income of $1,929,000 as compared to $2,016,000 for the same period in 1998. The decrease in investment income for the nine months ended September 30, 1999 as compared to the same period in 1998 is directly attributable to the sale of income producing portfolio companies during 1998 and 1999. For the three months ended September 30, 1999, Fund II had investment income of $655,000 as compared to $649,000 for the same period in 1998. The increase in investment income during the three months ended September 30, 1999 as compared to the same period in 1998 is due to the increase of discount income in 1999 which was earned from the Fitz and Floyd, Inc. sale proceeds.

     Major expenses for the period consisted of Investment Advisory Fees, Fund Administration Fees, and Reimbursable Administrative Expenses

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid by Fund II to the Investment Adviser for the three and nine months ended September 30, 1999 and 1998 were $167,000, $500,000, $156,000 and $508,000, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis. The decrease in Investment Advisory Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by Fund II. For the three and nine months ended September 30, 1999, and 1998, Fund II incurred Fund Administration Fees of $56,000, $167,000 $55,000 and $167,000,
respectively.

     Actual out-of-pocket expenses ("Reimbursable Administrative Expenses") primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three and nine months ended September 30, 1999 and 1998, Fund II incurred $48,000, $173,000, $87,000, and $273,000, respectively, in Reimbursable Administrative Expenses. The decrease in reimbursable administrative expenses for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is due to an overall reduction in auditing, custodian, printing and legal administrative fees during 1999 resulting from fewer investments held by Fund II during 1999.

     Legal and professional fees for the three and nine months ended September 30, 1999 and 1998 were $37,000, $68,000, $37,000 and $255,000, respectively.
These expenses are largely attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with the certain litigation proceedings. The decrease in legal and professional fees for the nine months ended September 30, 1999 as compared to the same period in 1998 resulted from the increased costs incurred by Fund II in connection with the settlement of the Seidel litigation in the first half of 1998.

Net Assets

     Fund II's net assets increased by $1,738,000 during the nine months ended September 30, 1999, due to net investment income of $985,000 and reversal of net unrealized depreciation of $13,637,000 offset by cash distributions to partners of $8,351,000 ($6,387,000 of which was return of capital from the sale of portfolio investments) and realized losses from the sale of Mezzanine Investments of $4,533,000. This compares to the decrease in net assets of $10,621,000 for the nine months ended September 30, 1998 resulting from the payment of cash distributions to partners of $18,597,000 partially offset by net unrealized depreciation of $456,000, a reversal of unrealized appreciation of $1,108,000, a reversal of unrealized depreciation of $1,776,000, net investment income of $736,000 and realized gains from the sale of portfolio investments of $7,028,000.

Unrealized Appreciation and Depreciation on Investments

     For the nine months ended September 30, 1999, Fund II recorded reversal of net unrealized depreciation of $13,637,000. This compares to the unrealized depreciation of $456,000, a reversal of unrealized appreciation of $1,108,000, a reversal of unrealized depreciation of $1,776,000, for 1998. Fund II's cumulative net unrealized depreciation on investments as of September 30, 1999 totaled $1,925,000.

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

     Approximately 56.6% of Fund II's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction. As of September 30, 1999, Fund II's investment in Big V Supermarkets Inc. represents approximately 52.7% of Fund II's fair value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Net Realized Gains and Losses on Investments

     For the nine months ended September 30, 1999, Fund II recorded net realized losses on investments of $4,533,000 million as compared to net realized gains of $7,028,000 for the nine months ended September 30, 1998. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On May 10, 1999, the Individual General Partners approved the first quarter 1999 cash distribution which represents net investment income of $323,000 from Mezzanine Investments and Net Distributable Capital Proceeds from the sale of Stablex of $5,605,000 (all of which is return of capital). The total amount distributed to Limited Partners was $5,814,000 or $26.22 per Unit, which was paid on May 14, 1999. The Managing General Partner received a total of $13,000 with respect to its interest in Fund II and $98,000 in MGP Distributions. Thomas
H. Lee, as an Individual General Partner, received $1,311 with respect to his interest in Fund II.

     On August 3, 1999, the Individual General Partner's approved the second quarter 1999 cash distribution which represents Net Distributable Cash of $17,000 from Temporary Investments and $286,000 from Mezzanine Investments. The total amount distributed to Limited Partners was $217,000 or $.98 per Unit, which was paid on August 13, 1999. The Managing General Partner received a total of $491 with respect to its interest in Fund II and $86,000 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $49 with respect to his interest in Fund II.

     A number of Fund II's debt investments have been repaid and one is on non-accrual status. These situations reduce the amount of interest income received by Fund II. As a result, It is expected that the amount of any future distributions, in aggregate, paid to Limited Partners will be derived almost entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distributions resulting from the future sale of portfolio holdings, Fund II will have available only small amounts of Net Distributable Cash from Operations, estimated to be less than one dollar per Unit each quarter, for any future distributions.

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

     Merrill Lynch participated in further industrywide testing during March and April 1999, sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of September 30, 1999, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Fund II's financial position.

Part II - Other Information


     Item 1. Legal Proceedings.
             -----------------
             None

     Item 2. Changes in Securities and Use of Proceeds.
             -----------------------------------------
             None

     Item 3. Defaults Upon Senior Securites.
             ------------------------------
             None

     Item 4. Submission of Matters to a Vote of Security holders.
             ---------------------------------------------------
             None

     Item 5. Other Information.
             -----------------
             None


     Item 6. Exhibits and Reports on Form 8-K.
             --------------------------------
             (a) Exhibits:

                 Exhibit 27 - Financial Data Schedule for the quarter ended September 30, 1999.

             (b) Reports on form 8-K:

                 None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 1999.


                                   ML-LEE ACQUISITION FUND
                                   II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                               /s/ Kevin T. Seltzer
                               ----------------------------------
Dated:  November 15, 1999          Kevin T. Seltzer
                                   ML Mezzanine II, Inc.
                                   Vice President and Treasurer
                                  (Principal Financial Officer of Registrant)