Form 10-K
period 1999-12-31
ML LEE ACQUISITION FUND II L P
filed 2000-03-31
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

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

                                   Part I
Item l. Business

        Formation

     ML-Lee Acquisition Fund II, L.P. ("Fund II") (formerly T.H. Lee Acquisition Fund II, L.P.) was formed along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. the ("Retirement Fund" collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. Fund II's operations commenced on November 10, 1989 and were scheduled to terminate on January 5, 2000. However, the initial ten year term of Fund II has been extended for an additional two year period. The Individual General Partners (as defined below) have the right to extend the term of Fund II for an additional one year period if they determine that such extension is in the best interest of Fund II.

     Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners (as defined below and hereinafter with the Managing General Partner as the "General Partners"), is responsible for overseeing and monitoring Fund II's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P. (the "Investment Adviser" to the Funds) is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee. ML Fund Administrators Inc. (the "Fund Administrator") is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and is responsible for the day-to-day administrative services necessary for the operations of Fund II.

     Fund II elected to operate as a business development company under the Investment Company Act of 1940, as amended ("Investment Company Act"). Fund II's primary investment objective is to provide current income and capital appreciation potential by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. Fund II pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and recapitalizations. Fund II could also invest in "bridge investments" if it believed that such investments would facilitate the consummation of a mezzanine financing. Fund II considers this activity to constitute a single industry segment of mezzanine financing investing.

     Fund II invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. Fund II's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. Fund II was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of Fund II's investment period terminated at various times through December 21, 1993.

     The Funds offered an aggregate of 1 million units of limited partnership interest ("Units") at $1,000 per Unit with the Securities and Exchange Commission pursuant to a Registration Statement on Form N-2 (File No. 33-25816), effective September 6, 1989. The information set forth under the heading "Risk and Other Important Factors", "Estimated Use of Proceeds", "Mezzanine Financing", "Investment Objectives and Policies" and "Conflicts of Interest" in the Prospectus dated September 6, 1989, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

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

     Mezzanine and Bridge Investments

     As of December 31, 1999, Fund II had outstanding a total (at cost) of $19,441,000 invested in Mezzanine Investments representing $17,144,000 Managed and $2,297,000 Non-Managed portfolio investments. At December 31, 1999, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     Fund II's reinvestment period ended on December 21, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

     REVIEW OF INVESTMENTS SOLD DURING 1999
     --------------------------------------

     Soretox (Stablex Canada, Inc.)
     ------------------------------

     On March 12, 1999, the Funds entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada, Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000, of which $5,605,000 was allocated to Fund II. Fund II recognized a loss of approximately $1 million from this transaction. The Distributable Capital Proceeds relating to this transaction was made in connection with the first quarter cash distribution, to Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any Distributable Capital Proceeds relating to future receipts by Fund II pursuant to the Agreement will be payable to Partners of record as of the date of the receipt of such proceeds. Fund II ascribes no value to this contingent payment for financial reporting purposes.

     Fitz and Floyd, Inc.
     --------------------

     On August 27, 1999, the Funds completed the sale of all of its shares of the capital stock of Fitz and Floyd, Inc. (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. Fund II received net sales proceeds of $11,532,000, which included payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. Fund II recognized a loss of approximately $3.5 million from this transaction. The distribution of Distributable Capital Proceeds relating to this transaction, if any (see below), will be made in accordance with the terms of the Partnership Agreement.

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review Fund II's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee, who had been serving on the Hills Board of Directors as a representative of the Funds. The Hills litigation was brought in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, and Fund II's potential indemnification obligations to Thomas H. Lee, as well as the liquidity of Fund II's remaining assets. Following discussion of the issues, the Individual General Partners of Fund II determined that, to the extent that Fund II may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners determined that it would not be prudent to make distributions to Partners at such time. Thus, Fund II has reserved all the proceeds received from the sale of Fitz & Floyd, Inc., as well as the third quarter income from operations. This reserve will be reviewed each quarter by the General Partners of Fund II in light of the status of the litigation. On March 7, 2000, the General Partners reviewed the status of the Hills matter and again determined that it would not be prudent to make distributions to Partners at such time. On February 22, 2000, the court granted defendents motion for summary judgement dismissing claims against Mr. Lee. Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendents, which is currently scheduled to commence in May 2000.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES
     ------------------------------------------

     The following is a brief description of the companies in Fund II's Managed Company portfolio as of December 31, 1999:

     Big V Supermarkets, Inc. ("Big V")
     ----------------------------------

     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost as of December 31, 1999.

     Cole National Corporation ("Cole")
     ----------------------------------

     Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. Fund II has valued its remaining investment in Cole at zero.


     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES
     ----------------------------------------------

     The following is a brief description of the companies in Fund II's Non-Managed Company portfolio as of December 31, 1999:

     BioLease, Inc. ("Biolease")
     ---------------------------

     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. Fund II's investment in BioLease Common Stock was written down to zero, and the Subordinated Notes were written down to approximately 50% of par value during the year ended December 31, 1997. As of December 31, 1999, total net unrealized depreciation was $412,000.

     FLA. Orthopedics, Inc.
     ---------------------

     FLA. Orthopedics, Inc., headquartered in Miami, manufactures, markets and distributes production in two major lines of business: ergonomically designed safety products and orthopedic soft goods. Fund II has valued its remaining investment in FLA. Orthopedics, Inc. at zero, which resulted in total net unrealized depreciation of $1,513,000 as of December 31, 1999.

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

        None.

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of Fund II during the fourth quarter ended December 31, 1999.

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

     The approximate number of Unit holders as of January 1, 2000, the last effective date of transfer (as described below), was 10,070. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partnership interests in Fund II.

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

     Cash Distributions

     Generally, Fund II has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. However, Fund II's ability to make future cash distributions is restricted. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - the information in which is incorporated herein by reference.

Item 6.  Selected Financial Data
Supplemental Information Schedule


                                                                      For the Years Ended December 31,
TOTAL FUND INFORMATION:                         1999          1998               1997              1996               1995
                                            -----------    -----------       -----------        ------------       -----------

Net Investment Income                       $ 1,096,665    $ 2,822,809       $ 8,426,190        $ 11,023,166       $ 4,146,846

Net Realized Gain (Loss) on Sales of
    Investments                              (4,532,421)   (26,634,967)           92,648           5,894,176         8,372,906

Net Change in Unrealized Appreciation
    (Depreciation) on Investments            13,635,980     33,816,479        (6,129,993)        (15,723,691)      (30,559,313)

Cash Distributions to Partners                8,350,808     25,810,638       26,672,357          49,261,781        29,490,761

Net Assets                                   32,875,097     31,025,683        46,832,011          71,115,538       119,183,669

Cost of Mezzanine Investments                19,440,708     41,110,511        91,989,046         103,597,216       135,797,397

Total Assets                                 33,034,443     31,176,545        47,105,834          71,678,160       120,346,488


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                           $      7.58    $     17.84       $     36.43        $      50.33       $     32.05

Expenses                                          (4.13)         (6.81)            (7.79)             (15.11)           (19.71)
                                            -----------    -----------       -----------        ------------       -----------
Net Investment Income                       $      3.45    $     11.03       $     28.64        $      35.22       $     12.34
                                            ===========    ===========       ===========        ============       ===========

Net Realized Gain (Loss) on Sales of
  Investments                               $    (20.61)   $   (124.73)      $       .42        $      14.47       $     34.23

Net Change in Unrealized Appreciation
  (Depreciation) on Investments                   61.34         152.12            (27.58)             (70.73)          (137.47)

Cash Distributions                                34.92         109.19            106.00              192.87            112.31

Cumulative Cash Distributions                  1,302.98       1,267.87          1,158.68            1,052.68            859.81

Net Asset Value                                  146.74         137.49            209.93              314.44            528.63


See cash distributions schedule for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     At the regular quarterly meeting of the General Partners of ML-Lee Acquisition Fund II, L.P. ("Fund II"), held on December 14, 1999, the Individual General Partners determined to extend the initial ten year term of Fund II, which was due to terminate January 5, 2000, for an additional two year period, in order to better allow Fund II to deal with its assets pending their liquidation. Pursuant to the terms set forth under Section 2.4 of the Partnership Agreement, the term of Fund II will now expire on January 5, 2002. The Individual General Partners have the right to extend the term of Fund II for an additional one year period if they determine that such extension is in the best interest of Fund II.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $24,900,000 for Fund II. As of March 30, 2000, this remaining reserve balance was approximately $3,100,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Inc., Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, approximately $8,300,000 of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

     On March 12, 1999, Fund II and the Retirement Fund (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada, Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000, of which $5,605,000 was allocated to Fund II. Fund II recognized a loss of approximately $1 million from this transaction. The Distributable Capital Proceeds relating to this transaction was made in connection with the first quarter cash distribution, to Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada, Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any Distributable Capital Proceeds relating to future receipts by Fund II pursuant to the Agreement will be payable to Partners of record as of the date of the receipt of such proceeds. Fund II ascribes no value to this contingent payment for financial reporting purposes.

     On August 27, 1999, the Funds completed the sale of all of its shares of the capital stock of Fitz and Floyd, Inc. (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. Fund II received net sales proceeds of $11,532,000, which included payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. Fund II recognized a loss of approximately $3.5 million from this transaction. The distribution of Distributable Capital Proceeds relating to this transaction, if any (see below), will be made in accordance with the terms of the Partnership Agreement.

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review Fund II's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee, who had been serving on the Hills Board of Directors as a representative of the Funds. The Hills litigation was brought in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, and Fund II's potential indemnification obligations to Thomas H. Lee, as well as the liquidity of Fund II's remaining assets. Following discussion of the issues, the Individual General Partners of Fund II determined that, to the extent that Fund II may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners determined that it would not be prudent to make distributions to Partners at such time. Thus, Fund II has reserved all the proceeds received from the sale of Fitz & Floyd, Inc., as well as the third quarter income from operations. This reserve will be reviewed each quarter by the General Partners of Fund II in light of the status of the litigation. On March 7, 2000, the General Partners reviewed the status of the Hills matter and again determined that it would not be prudent to make distributions to Partners at such time. On February 22, 2000, the court granted defendents motion for summary judgement dismissing claims against Mr. Lee. Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendents, which is currently scheduled to commence in May 2000.

     At December 31, 1999, Fund II had outstanding a total (at cost) of $19,441,000 invested in Mezzanine Investments representing $17,144,000 Managed and $2,297,000 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of December 31, 1999 there is no outstanding Deferred Distribution Amount.

     A number of Fund II's debt investments have been repaid and one is on non-accrual status. These situations reduce the amount of interest income received by Fund II. As a result, it is expected that the amount of any future cash distributions, in aggregate, paid to Partners will be derived almost entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distribution resulting from the sale of portfolio holdings, Fund II will have available for any future cash distributions, to the extent not reserved to pay expenses and contingencies, only small amounts of net distributable cash from operations, estimated to be less than one dollar per Unit each quarter.

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

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-K, Fund II may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Fund II notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-K. Fund II undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations

Net Investment Income

     For the year ended December 31, 1999, Fund II had net investment income of $1,097,000 as compared to $2,823,000 and $8,426,000 for the years ended 1998 and 1997, respectively. The decrease in net investment income during 1999 as compared to 1998 and 1998 as compared to 1997 is primarily attributable to the sales of income producing companies during 1999 and 1998 and other factors as described below.

Investment Income and Expenses

     The total investment income from operations for the years ended December 31, 1999, 1998 and 1997 consists primarily of interest and discount income earned on the investment of proceeds from Partner's contributions in Mezzanine Investments and short-term money market instruments. For the year ended December 31, 1999, Fund II had investment income of $2,409,000 as compared to $4,336,000 and $10,157,000 for the years ended 1998 and 1997, respectively. The decrease in investment income during 1999 as compared to 1998 and 1998 as compared to 1997 is directly attributable to the sales of income producing companies during 1999 and 1998.

     Major expenses for the years ended December 31, 1999, 1998 and 1997 consisted of Investment Advisory Fees and Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid by Fund II to the Investment Adviser for the years ended December 31, 1999, 1998 and 1997 were $666,000, $654,000 and $759,000, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis. The decrease in Investment Advisory Fees are a direct result of sales of investments, returns of capital distributed to Partners and realized losses on investments.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by Fund II. Prior to November 1997, the Fund Administration Fee was calculated at an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses plus a portion of reimbursable expenses incurred. For the years ended December 31, 1999, 1998 and 1997 Fund II incurred Fund Administration Fees of $222,000, $222,000 and $570,000, respectively.

     Actual out-of-pocket expenses ("Reimbursable Administrative Expenses") primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the years ended December 31, 1999, 1998 and 1997 Fund II incurred $276,000, $295,000, and $140,000, respectively, in Reimbursable Administrative Expenses. Subsequent to November 1997, the Fund Adminstrator is entitled to reimbursement for 100% of Reimbursable Administrative Expenses, while prior to November 1997, the Fund Administrator was entitled to reimbursement for only a portion of such expenses.

     Legal and professional fees for the years ended December 31, 1999, 1998 and 1997 were $52,000, $247,000 and $152,000, respectively. These expenses are largely attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with certain litigation proceedings. The decrease in legal and professional fees for the year ended December 31, 1999 as compared to year ended December 31, 1998, as well as the increase in legal and professional fees for the year ended December 31, 1998, as compared to the year ended December 31, 1997, resulted primarily from the increased legal fees incurred by Fund II in connection with the settlement of the Seidel litigation in the first half of 1998.

Net Assets

     Fund II's net assets increased by $1,849,000 during the year ended December 31, 1999, due to net investment income of $1,097,000 and reversal of net unrealized depreciation of $13,636,000, partially offset by cash distributions to partners of $8,351,000 ($6,387,000 of which was return of capital from the sales of Mezzanine Investments) and net realized loss from the sales of Mezzanine Investments of $4,533,000.

     Fund II's net assets decreased by $15,807,000 during the year ended December 31,1998, due to the payment of cash distributions to partners of $25,811,000 ($15,389,000 of the cash distributions paid was return of capital from the sales of Mezzanine Investments) and a net realized loss of $26,635,000 from the sales of Mezzanine Investments, partially offset by net investment income of $2,823,000 and net unrealized appreciation of $33,816,000.

     Fund II's net assets decreased by $24,282,000 during the year ended December 31, 1997, due to the payment of cash distributions to partners of $26,671,000 (approximately $18,400,000 of the cash distributions paid was return of capital from the sales of Mezzanine Investments) and net unrealized depreciation of $6,130,000, partially offset by the net investment income of $8,426,000 and a net realized gain of $93,000 from the sales of Mezzanine Investments.

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1999, Fund II recorded net unrealized appreciation of $13,636,000 all of which was related to the reversal of net unrealized depreciation in market value of publicly traded securities sold in 1999. This compares to net unrealized appreciation of $33,816,000, all of which was related to the reversal of net unrealized depreciation in market value of publicly traded securities sold in 1998. For the year ended December 31, 1997, Fund II recorded net unrealized depreciation of $6,130,000 of which $3,342,000 was related to net unrealized depreciation in market value of publicly traded securities. Fund II's cumulative net unrealized depreciation on investments as of December 31, 1999 totaled $1,924,000.

     The Managing General Partner and the Investment Adviser review the valuation of Fund II's portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accreted value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

     Approximately 56.0% of Fund II's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction. As of December 31, 1999, Fund II's investment in Big V Supermarkets Inc. represents approximately 52.2% of Fund II's fair value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Net Unrealized Appreciation and Depreciation - Schedule 2.

Net Realized Gains and Losses

     For the year ended December 31, 1999, Fund II recorded a net realized loss from investments of $4,533,000 as compared to a net realized loss of $26,635,000 for the year ended December 31, 1998 and a net realized gain of $93,000 for the year ended December 31, 1997. For additional information related to the current year, please refer to the Supplemental Schedule of Net Realized Loss - Schedule 1.

Cash Distributions

     On May 10, 1999, the Individual General Partners approved the first quarter 1999 cash distribution which represented net investment income of $323,000 from Mezzanine Investments and net Distributable Capital Proceeds from the sale of Stablex of $5,605,000 (all of which is return of capital). The total amount distributed to Limited Partners was $5,814,000 or $26.22 per Unit, which was paid on May 14, 1999. The Managing General Partner received a total of $13,000 with respect to its interest in Fund II and $98,000 in MGP Distributions. Thomas
H. Lee, as an Individual General Partner, received $1,311 with respect to his interest in Fund II.

     On August 3, 1999, the Individual General Partner's approved the second quarter 1999 cash distribution which represented Net Distributable Cash of $17,000 from Temporary Investments and $286,000 from Mezzanine Investments. The total amount distributed to Limited Partners was $217,000 or $.98 per Unit, which was paid on August 13, 1999. The Managing General Partner received a total of $491 with respect to its interest in Fund II and $86,000 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $49 with respect to his interest in Fund II.

     A number of Fund II's debt investments have been repaid and one is on non-accrual status. These situations reduce the amount of interest income received by Fund II. As a result, it is expected that the amount of any future distributions, in aggregate, paid to Partners will be derived almost entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distributions resulting from the future sale of portfolio holdings, Fund II will have available for future cash distributions, to the extent not reserved to pay expenses and contingencies (see discussion of Hills matter above), only small amounts of net distributable cash from operations, estimated to be less than one dollar per Unit each quarter.

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

Cash Distributions

     The following  table  represents  distributions  approved by the Individual General Partners of Fund II, since inception (November 10, 1989):

                             Total        Limited                 Per Unit      Managing                  Individual
                          Distributed    Partners      Per        Return of     General      Incentive      General
                            Cash(a)       Amount       Unit        Capital       Partner       Fee(b)       Partner
                        ------------  ------------   --------    ----------   -----------    ----------   ----------
Fourth Quarter 1989     $  1,224,768  $  1,221,692   $   6.27       $     -     $  2,796      $      -       $   280
First Quarter 1990         3,776,596     3,767,253      17.00             -        8,494             -           849
Second Quarter 1990        4,943,920     4,751,996      21.43             -       11,120       179,692         1,112
Third Quarter 1990         3,487,811     3,479,179      15.69             -        7,847             -           785
Fourth Quarter 1990        6,045,031     5,705,499      25.73             -       13,598       324,574         1,360
First Quarter 1991         2,889,835     2,882,685      13.00             -        6,500             -           650
Second Quarter 1991        4,216,058     4,205,629      19.56             -        9,481             -           948
Third Quarter 1991         2,936,520     2,929,252      13.21             -        6,607             -           661
Fourth Quarter 1991        3,438,901     3,430,395      15.47             -        7,733             -           773
First Quarter 1992         3,599,446     3,590,052      16.19             -        8,584             -           810
Second Quarter 1992        3,829,652     3,820,667      17.23             -        8,124             -           861
Third Quarter 1992         2,905,394     2,898,207      13.07             -        6,534             -           653
Fourth Quarter 1992        3,027,660     3,020,167      13.62             -        6,812             -           681
First Quarter 1993        21,642,642    21,589,093      97.36         85.75       48,681             -         4,868
Second Quarter 1993        1,442,695     1,439,125       6.49             -        3,245             -           325
Third Quarter 1993         5,074,991     5,062,438      22.83          2.45       11,412             -         1,141
Fourth Quarter 1993       11,803,865    11,774,660      53.10          1.33       26,550             -         2,655
First Quarter 1994        16,087,488    16,047,686      72.37         59.42       36,184             -         3,618
Second Quarter 1994        4,214,710     4,204,285      18.96         12.24        9,477             -           948
Third Quarter 1994         1,298,201     1,294,991       5.84          3.42        2,918             -           292
Snapple Distribution
 on 12/15/94              68,497,700    58,336,675     263.08          9.70      164,845     9,979,695        16,485
Fourth Quarter 1994          375,092       241,702       1.09             -          543       132,793            54
EquiCredit Distribution
 on 2/14/95                7,276,582     6,359,647      28.68          2.68       16,826       898,426         1,683
First Quarter 1995         6,731,899     5,505,928      24.83         23.77       12,418     1,212,311         1,242
Second Quarter 1995        3,477,482     2,084,403       9.40           .57        6,215     1,386,242           622
Third Quarter 1995         2,019,088     1,124,247       5.07          4.50        2,536       892,051           254
Sun Pharmaceuticals
 Distribution on 12/11/95  9,610,616     9,587,798      43.24         37.42       20,744             -         2,074
Fourth Quarter 1995          333,445       166,765        .75             -          752       165,853            75
CST Distribution
 on 5/03/96               25,825,311    21,023,644      94.81         63.04       47,165     4,749,785         4,717
First Quarter 1996         1,766,006     1,263,947       5.70             -        2,849       498,925           285
Ghirardelli Distribution
 on 5/03/96                9,409,746     9,386,466      42.33         32.57       21,164             -         2,116
Second Quarter 1996       11,494,950    10,745,763      48.46         20.09       24,229       722,535         2,423
Third Quarter 1996           432,323       181,831        .82             -          410       250,041            41
Fourth Quarter 1996        1,833,044     1,226,250       5.53          5.04        2,764       603,754           276
First Quarter 1997           696,267        79,828        .36           .01          180       616,241            18
Anchor Distribution
 on 5/15/97               19,963,239    18,158,698      81.89         66.06       40,946     1,759,500         4,095
Second Quarter 1997        3,203,136     2,818,379      12.71          7.43        6,353       377,769           635
Third Quarter 1997         1,304,854     1,221,815       5.51          4.49        2,757        80,006           276
Fourth Quarter 1997          525,375       412,445       1.86           .20          836       112,010            84
First Quarter 1998         2,169,871     2,044,489       9.22          6.47        4,610       120,311           461
First Alert Distribution
  on May 15, 1998         10,807,982    10,781,242      48.62         14.94       24,309             -         2,431
Second Quarter 1998        4,808,219     4,607,861      20.78         20.43       10,391       188,928         1,039
Third Quarter 1998           242,195        46,566        .21             -          106       195,512            11
Cinnabon Distribution on
  November 16, 1998        6,928,824     6,361,864      28.69         27.19       14,345       551,180         1,435
Fourth Quarter 1998        2,120,360     1,711,871       7.72          3.52        3,859       404,244           386
First Quarter 1999         5,926,743     5,814,154      26.22         25.21       13,113        98,165         1,311
Second Quarter 1999          303,705       217,310        .98             -          491        85,855            49
                       -------------  ------------  ---------      --------    ---------   -----------      --------
Totals (c)             $ 315,970,238  $288,626,539  $1,302.98      $ 539.94    $ 688,453   $26,586,398      $ 68,848
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

(c)  As more fully discussed in Item 1, Business, Review of Investments Sold During 1999, the Individual
     General Partners have determined that it would not be prudent to make distributions to Partners at this time.  Accordingly, Fund II has reserved all the proceeds received from the sale of Fitz and Floyd, Inc., as well as the third and fourth quarter income from operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     As of December 31, 1999, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on Fund II's financial position.

Item 8.    Financial Statements and Supplemental Data


                        ML-LEE ACQUISITION FUND II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
    As of December 31, 1999 and December 31, 1998

Statements of Operations
    For the Years Ended December 31, 1999, 1998, and 1997

Statements of Changes in Net Assets
    For the Years Ended December 31, 1999, 1998 and 1997

Statements of Cash Flows
    For the Years Ended December 31, 1999, 1998 and 1997

Statements of Changes in  Partners'  Capital
    For the Years Ended December 31, 1999, 1998 and 1997

Schedule of Portfolio Investments
    as of December 31, 1999

Notes to Financial Statements

Supplemental Schedule of Net Realized Loss - Schedule 1

Supplemental Schedule of Net Unrealized Appreciation and Depreciation
    - Schedule 2

                       Report of Independent Accountants



To the General and Limited Partners of ML-Lee Acquisition Fund II, L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund II, L.P. (the "Fund") at December 31, 1999 and 1998, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1999 by correspondence with the custodian, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $17.6 million at December 31, 1999 (53.4% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of net realized loss (Schedule 1) and the schedule of net unrealized appreciation and depreciation (Schedule 2) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Fund's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.








/s/ PricewaterhouseCoopers LLP




New York, New York
March 27, 2000


                                       ML-LEE ACQUISITION FUND II, L.P.
                          STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                           (DOLLARS IN THOUSANDS)

                                                                                    December 31,              December 31,
                                                                                       1999                      1998
                                                                                   ------------              ------------

Assets:

Investments - Notes 2, 4, 5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $17,144
      at December 31, 1999 and at December 31, 1998)                                 $   17,144                $   17,144
    Non-Managed Companies (amortized cost $2,297
      at December 31, 1999 and $23,967 at December 31, 1998)                                406                     8,440
    Temporary Investments, at amortized cost (cost $15,255
      at December 31, 1999 and $3,401 at December 31, 1998)                              15,280                     3,408
Cash                                                                                         36                         5
Accrued Interest & Other Receivable - Note 2                                                163                     1,395
Receivable for Investment Sold                                                                -                       782
Prepaid Expenses                                                                              6                         3
                                                                                     ----------                ----------
Total Assets                                                                         $   33,035                $   31,177
                                                                                     ==========                ==========


Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                              $        5                 $      30
    Reimbursable Administrative Expenses Payable - Note 8                                   105                        22
    Independent General Partners' Fees Payable - Note 9                                       6                        18
    Deferred Interest Income - Note 2                                                        44                        81
                                                                                     ----------                ----------
Total Liabilities                                                                           160                       151
                                                                                     ----------                ----------

Partners' Capital - Note 2
    Individual General Partner                                                              13                        13
    Managing General Partner                                                               322                       525
    Limited Partners (221,745 Units)                                                    32,540                    30,488
                                                                                    ----------                ----------
Total Partners' Capital                                                                 32,875                    31,026
                                                                                    ----------                ----------
Total Liabilities and Partners' Capital                                             $   33,035                $   31,177
                                                                                    ==========                ==========

                              See the Accompanying Notes to Financial Statements.


                                            ML-LEE ACQUISITION FUND II, L.P.
                                                STATEMENTS OF OPERATIONS
                                                  (DOLLARS IN THOUSANDS)
                                                                                         For the Years Ended December 31,
                                                                                  --------------------------------------------
                                                                                   1999                1998              1997
                                                                                ------------       ------------      ------------
Investment Income - Notes 2,4,6
  Interest                                                                      $      2,062       $      3,933      $      4,354
  Discount and Other Income                                                              347                403             5,803
                                                                                ------------       ------------      ------------
    Total Investment Income                                                            2,409              4,336            10,157
                                                                                ------------       ------------      ------------
Expenses:
  Investment Advisory Fee - Note 7                                                       666                654               759
  Fund Administration Fee - Note 8                                                       222                222               570
  Reimbursable Administrative Expenses - Note 8                                          276                295               140
  Legal and Professional Fees                                                             52                247               152
  Independent General Partners' Fees and Expenses - Note 9                                91                 91               106
  Insurance Expense                                                                        5                  4                 4
                                                                                ------------       ------------      ------------
    Total Expenses                                                                     1,312              1,513             1,731
                                                                                ------------       ------------      ------------
Net Investment Income                                                                  1,097              2,823             8,426
                                                                                ------------       ------------      ------------
Net Realized Gain (Loss) on Sales of Investments - Note 4 and Schedule 1              (4,533)           (26,635)               93
                                                                                ------------       ------------      ------------
Net Change in Unrealized Appreciation (Depreciation)
  on Investments - Note 5 and Schedule 2
  Publicly Traded Securities                                                               -             33,816            (3,342)
  Nonpublic Securities                                                                13,636                  -            (2,788)
                                                                                ------------       ------------      ------------
  Subtotal                                                                            13,636             33,816            (6,130)
                                                                                ------------       ------------      ------------
Net Increase in Net Assets Resulting from Operations                                  10,200             10,004             2,389
Less:  Earned MGP Distributions to Managing General Partner                             (380)            (1,460)           (2,078)
                                                                                ------------       ------------      ------------
Net Increase Available For Pro-Rata Distribution
   to All Partners                                                              $      9,820       $      8,544      $        311
                                                                                ============       ============      ============


                                     See the Accompanying Notes to Financial Statements.


                                             ML-LEE ACQUISITION FUND II, L.P.
                                            STATEMENTS OF CHANGES IN NET ASSETS
                                                  (DOLLARS IN THOUSANDS)

                                                                                       For the Years Ended December 31,
                                                                                  ---------------------------------------------
                                                                                  1999                  1998               1997
                                                                              -------------       -------------       -------------

From Operations:
  Net Investment Income                                                       $       1,097       $       2,823       $       8,426
  Net Realized Gain (Loss) on Sales of Investments                                   (4,533)            (26,635)                 93
  Net Change in Unrealized Appreciation (Depreciation) on Investments                13,636              33,816              (6,130)
                                                                              -------------       -------------       -------------

  Net Increase in Net Assets Resulting from Operations                               10,200              10,004               2,389
  Cash Distributions to Partners                                                     (8,351)            (25,811)            (26,671)
                                                                              -------------       -------------       -------------

  Total Increase (Decrease)                                                           1,849             (15,807)            (24,282)
Net Assets:
  Beginning of Year                                                                  31,026              46,833              71,115
                                                                              -------------       -------------       -------------

  End of Year                                                                 $      32,875       $      31,026       $      46,833
                                                                              =============       =============       =============



                                        See the Accompanying Notes to Financial Statements.

                                           ML-LEE ACQUISITION FUND II, L.P.
                                               STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                                                       For the Years Ended December 31,
                                                                                 --------------------------------------------
                                                                                  1999               1998                1997
                                                                             -------------       -------------      -------------
Increase (Decrease) in Cash

Cash Flows From Operating Activities:
  Interest, Discount and Other Income                                        $       3,586       $       3,135      $      10,677
  Legal and Professional Fees                                                          (77)               (317)              (207)
  Investment Advisory Fee                                                             (666)               (654)              (759)
  Fund Administration Fee                                                             (222)               (222)              (570)
  Independent General Partners' Fees and Expenses                                     (103)                (84)              (128)
  Reimbursable Administrative Expenses                                                (193)               (284)              (174)
  (Purchase) Sale of Temporary Investments, Net                                    (11,854)                210              6,588
  Purchase of Portfolio Company Investments                                              -                   -             (2,420)
  Proceeds from Sales of Portfolio Company Investments                              17,919              23,462             14,117
  Insurance Expense                                                                     (8)                 (4)                (4)
                                                                             -------------       -------------      -------------
Net Cash Provided by Operating Activities                                            8,382              25,242             27,120
                                                                             -------------       -------------      -------------
Cash Flows from Financing Activities:
  Cash Distributions to Partners                                                    (8,351)            (25,482)           (27,000)
                                                                             -------------       -------------      -------------
Net Cash Used in Financing Activities                                               (8,351)            (25,482)           (27,000)
                                                                             -------------       -------------      -------------
  Net Increase (Decrease) in Cash                                                       31                (240)               120
  Cash at Beginning of Year                                                              5                 245                125
                                                                             -------------       -------------      -------------
Cash at End of Year                                                          $          36       $           5      $         245
                                                                             =============       =============      =============

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities

  Net Investment Income                                                      $       1,097      $        2,823      $       8,426
                                                                             -------------       -------------      -------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities
   Decrease in Investments at Cost                                                   9,816              51,089             18,195
  (Increase) Decrease in Receivable for Investments Sold                               782                (782)                 -
  (Increase) Decrease in Accrued Interest,
    Dividend and Discount Receivable                                                 1,177              (1,201)               520
  (Increase) Decrease in Prepaid Expenses                                               (3)                  1                  -
  Decrease in Legal and Professional Fees Payable                                      (25)                (70)               (59)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                   83                  11                (34)
  Increase (Decrease) in Independent General Partners' Fees Payable                    (12)                  6                (21)
  Net Realized Gain (Loss) on Sales of Investments                                  (4,533)            (26,635)                93
                                                                             -------------       -------------      -------------
Total Adjustments                                                                    7,285              22,419             18,694
                                                                             -------------       -------------      -------------
Net Cash Provided by Operating Activities                                    $       8,382       $      25,242      $      27,120
                                                                             =============       =============      =============


                                    See the Accompanying Notes to Financial Statements.

                                           ML-LEE ACQUISITION FUND II, L.P.
                                     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                               (DOLLARS IN THOUSANDS)

                                                                  Individual         Managing
                                                                   General           General           Limited
                                                                   Partner           Partner          Partners            Total
                                                                -------------     -------------     -------------     ------------


Partners' Capital at January 1, 1997                            $          19     $       1,368     $      69,728     $     71,115
Allocation of Net Investment Income                                         2             2,073             6,351            8,426
Allocation of Net Realized Gain on Sales of Investments                     -                 -                93               93
Allocation of Net Change in Unrealized
  Depreciation on Investments                                              (1)              (14)           (6,115)          (6,130)
Cash Distributions to Partners                                             (5)           (3,161)          (23,505)         (26,671)
                                                                -------------     -------------     -------------     ------------
Partners' Capital at December 31, 1997                          $          15     $         266     $      46,552     $     46,833
                                                                -------------     -------------     -------------     ------------

Partners' Capital at January 1, 1998                            $          15     $         266     $      46,552     $     46,833
Allocation of Net Investment Income                                         1               376             2,446            2,823
Allocation of Net Realized Loss on Sales of Investments                    (6)            1,030           (27,659)         (26,635)
Allocation of Net Change in Unrealized
  Depreciation on Investments                                               8                76            33,732           33,816
Cash Distributions to Partners                                             (5)           (1,223)          (24,583)         (25,811)
                                                                -------------     -------------     -------------     ------------
Partners' Capital at December 31, 1998                          $          13     $         525     $      30,488     $     31,026
                                                                -------------     -------------     -------------     ------------

Partners' Capital at January 1, 1999                            $          13     $         525     $      30,488     $     31,026
Allocation of Net Investment Income                                         -               332               765            1,097
Allocation of Net Realized Loss on Sales of Investments                    (1)               40            (4,572)          (4,533)
Allocation of Net Change in Unrealized
  Depreciation on Investments                                               3                31            13,602           13,636
Cash Distributions to Partners                                             (2)             (606)           (7,743)          (8,351)
                                                                -------------     -------------     -------------     ------------
Partners' Capital at December 31, 1999                          $          13     $         322     $      32,540     $     32,875
                                                                =============     =============     =============     ============




                                       See the Accompanying Notes to Financial Statements.


                                                 ML-LEE ACQUISITION FUND II, L.P.
                                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                                        DECEMBER 31, 1999
                                                     (DOLLARS IN THOUSANDS)


                                                                                                              Fair        % Of
 Principal                                                                          Investment  Investment    Value       Total
 Amount/Shares     Investment                                                          Date       Cost(f)    (Note 2)  Investments
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES


                   BIG V SUPERMARKETS, INC. (a)
$13,037            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)       12/27/90   $ 13,037   $ 13,037
117,333 Shares     Big V Holding Corp., Common Stock (c)                               12/27/90      4,107      4,107
                   (16.6% of fully diluted common equity) (e)                                    ---------------------------------
                                                                                                    17,144     17,144       52.22%
                                                                                                 ---------------------------------
                   COLE NATIONAL CORPORATION
13,161 Warrants    Cole National Corporation, Common Stock Purchase Warrants (c)        9/26/90          -          -
                     (0.0% of fully diluted common equity
                        assuming exercise of warrants)
                        $1,393 13% Sr. Secured Bridge Note
                        Purchased 9/25/90           $1,393
                        Repaid 11/15/90             $1,393                                        -------------------------------
                        Realized Gain               $    0                                               -          -        0.00%
                                                                                                  -------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                           $ 17,144   $ 17,144       52.22%
                                                                                                  ===============================


                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.- Note 5
$784              BioLease, Inc., 13% Sub. Nt. due 06/06/04 (b)                        06/08/94   $    676   $    392
96.56 Shares      BioLease, Inc., Common Stock (c)                                     06/08/94         94          -
10,014 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(c)               06/08/94         14         14
                                                                                                  -------------------------------
                                                                                                       784        406        1.24%
                                                                                                  -------------------------------


                  FLA. ORTHOPEDICS, INC. - Notes 5,6
 19,366 Shares    FLA. Holdings, Inc. Series B Preferred Stock (a) (c) (d)             08/02/93      1,513          -
  3,822 Warrants  FLA. Holdings, Inc. Common Stock Purchase Warrants (a) (c) (d)       08/02/93          -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                     1,513          -        0.00%
                                                                                                  -------------------------------
                    TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                      $ 2,297    $    406       1.24%
                                                                                                  ===============================

                                    See the Accompanying Notes to Financial Statements.

                                           ML-LEE ACQUISITION FUND II, L.P.
                                   SCHEDULE OF PORTFOLIO INVESTMENTS (continued)
                                                 DECEMBER 31, 1999
                                              (DOLLARS IN THOUSANDS)


                                                                                                               Fair       % Of
 Principal                                                                            Investment  Investment   Value      Total
Amount/Shares      Investment                                                           Date       Cost(f)   (Note 2)  Investments




                   SUMMARY OF MEZZANINE INVESTMENTS

                   Subordinated Notes                                                 Various   $ 13,713    $ 13,429    40.91%
                   Preferred Stock, Common Stock, Warrants and Stock Rights           Various      5,728       4,121    12.55%
                                                                                                -----------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                  $ 19,441    $ 17,550    53.46%
                                                                                                =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$10,000           Prudential Funding, 5.92% due 1/14/00                              11/16/99   $ 10,000    $ 10,000
$ 3,300           Ford Motor Credit, 5.71% due 1/3/00                                11/16/99      3,275       3,298
$ 1,532           General Electric Capital Services, 5.90% due 1/18/00               11/16/99      1,532       1,532
$   450           American General Finance, 5.35% due 1/3/00                         12/2/99         448         450
                                                                                                -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                          $ 15,255    $ 15,280    46.54%
                                                                                                -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                   $ 15,255    $ 15,280    46.54%
                                                                                                -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                    $ 34,696    $ 32,830   100.00%
                                                                                                =============================



(a)     Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)     Restricted security.
(c)     Restricted non-income producing equity security.
(d)     Non-accrual investment status.
(e)     Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(f)     Represents original cost and excludes accretion of discount of $33 for
        Mezzanine Investments and $25 for Temporary Investments.

See the Accompanying Notes to Financial Statements.

                         ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1.      Organization and Purpose

     ML-Lee Acquisition Fund II, L.P. ("Fund II") (formerly T.H. Lee Acquisition Fund II, L.P.) was formed along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"; collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the
Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Funds' operations commenced on November 10, 1989. Capital contributions from the Limited Partners and the General Partners (as defined below) totaled $222,295,000 in the public offering of Fund II, the final closing for which was held on January 5, 1990.

     Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners (as defined below and hereinafter with the Managing General Partner as the "General Partners"), is responsible for overseeing and monitoring of Fund II's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the Investment Adviser to the Funds, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee. ML Fund Administrators Inc. (the "Fund Administrator") is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and is responsible for the day to day administrative services necessary for the operations of Fund II.

     Fund II elected to operate as a business development company under the Investment Company Act of 1940. Fund II's primary investment objective is to provide current income and capital appreciation potential by investing in privately-structured, friendly leveraged buyouts and other leveraged transactions. Fund II pursues this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. Fund II could also invest in "bridge investments" if it believed that such investments would facilitate the consummation of a mezzanine financing. Fund II was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of Fund II's investment period terminated at various times through December 21, 1993.

     At the regular quarterly meeting of the General Partners of Fund II held on December 14, 1999, the Individual General Partners determined to extend the initial ten year term of Fund II, which was due to terminate January 5, 2000, for an additional two year period, in order to better allow Fund II to deal with its assets pending their liquidation. Pursuant to the terms set forth under
Section 2.4 of the Partnership Agreement, the term of Fund II will now expire on January 5, 2002. The Individual General Partners have the right to extend the term of Fund II for an additional one year period if they determine that such extension is in the best interest of Fund II.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1999, Fund II does not have any payment-in-kind securities. As of December 31, 1998, Fund II had $442,000 of payment-in-kind notes, which excluded approximately $1,800,000 of payment-in-kind notes received from notes placed on non-accrual status.

Investment Transactions

     Fund II recorded Mezzanine Investment transactions on the date on which it obtained an enforceable right to demand the securities or payment therefore. Fund II records Temporary Investment transactions on the trade date.

     Net realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

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

4.   Investment Transactions

     On March 12, 1999, the Funds entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada, Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000, of which $5,605,000 was allocated to Fund II. Fund II recognized a loss of approximately $1 million from this transaction. The Distributable Capital Proceeds relating to this transaction was made in connection with the first quarter cash distribution, to Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada, Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any Distributable Capital Proceeds relating to future receipts by Fund II pursuant to the Agreement will be payable to Partners of record as of the date of the receipt of such proceeds. Fund II ascribes no value to this contingent payment for financial reporting purposes.

     On August 27, 1999, the Funds completed the sale of all of its shares of the capital stock of Fitz and Floyd, Inc. (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. Fund II received net sales proceeds of $11,532,000, which included payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. Fund II recognized a loss of approximately $3.5 million from this transaction. The distribution of Distributable Capital Proceeds relating to this transaction, if any (see below), will be made in accordance with the terms of the Partnership Agreement.

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review Fund II's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee, who had been serving on the Hills Board of Directors as a representative of the Funds. The Hills litigation was brought in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, and Fund II's potential indemnification obligations to Thomas H. Lee, as well as the liquidity of Fund II's remaining assets. Following discussion of the issues, the Individual General Partners of Fund II determined that, to the extent that Fund II may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners determined that it would not be prudent to make distributions to Partners at such time. Thus, Fund II has reserved all the proceeds received from the sale of Fitz & Floyd, Inc., as well as the third quarter income from operations. This reserve will be reviewed each quarter by the General Partners of Fund II in light of the status of the litigation. On March 7, 2000, the General Partners reviewed the status of the Hills matter and again determined that it would not be prudent to make distributions to Partners at such time. On February 22, 2000, the court granted defendents motion for summary judgement dismissing claims against Mr. Lee. Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendents, which is currently scheduled to commence in May 2000.

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

5.   Net Unrealized Appreciation and Depreciation of Investments

     For  information,   please  refer  to  the  Supplemental  Schedule  of  Net
Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following security has been on non-accrual status since the date indicated:

    - Florida Orthopedics, Inc., January 1, 1995.

7.    Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1,200,000 for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10).

8.   Fund Administration Fees and Expenses

     As compensation for its services, the Fund Administrator, an affiliate of the Managing General Partner, is entitled to receive a Fund Administration Fee. The Fund Administration Fee is an annual amount of $400,000 for the Funds on a combined basis. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. Prior to November 1997, the Fund Administration Fee was calculated at an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses plus a portion of reimbursable expenses incurred by Fund II.

     In addition, the Fund Administrator is entitled to reimbursement of 100% of all out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Prior to November 1997, the Fund Administrator was entitled to reimbursement for only a portion of the Reimbursable Administrative Expenses. Reimbursable Administrative Expenses
primarily consist of printing, audit and tax preparation, legal fees and expenses, and custodian fees.

     In addition,  ML Mezzanine II Inc., an affiliate of the Fund  Administrator
and  Merrill  Lynch  & Co., Inc.,   receives  5%  of  the  benefit  of  any  MGP
Distributions paid to the Managing General Partner (see Note 10).

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

10.     Related Party Transactions

     Fund II's investments generally were made as co-investments with the Retirement Fund. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by Fund II involved co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and Fund II's expectation of engaging in such co-investments, the Funds together with ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. Fund II's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

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

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and Fund II dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for Fund II. The Investment Adviser received an Investment Advisory Fee as compensation for these services as outlined in Note 7 to the Financial Statements.

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

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until any Deferred Distribution Amount is paid in full.

     During 1999, Fund II paid the Individual General Partner distributions totaling $1,746 and Managing General Partner distributions totaling $606,000 (which includes $588,000 of MGP Distributions as defined above). As of December 31, 1999, the Managing General Partner has earned a total of $26,586,000 in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution Amount at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution Amount is paid in full.

     An officer of the Investment Adviser also serves as a Director/Trustee of a managed company.

11.  Income Taxes

     No provision for income taxes has been made because all income and losses are allocated to Fund II's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1999, the tax basis of Fund II's assets are greater than the amounts reported in the financial statements by approximately $1,900,000. This difference is primarily attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

                                                            SCHEDULE 1
                                                   ML-LEE ACQUISITION FUND II, L.P.
                                             SUPPLEMENTAL SCHEDULE OF NET REALIZED LOSS
                                                 FOR THE YEAR ENDED DECEMBER 31, 1999
                                                      (DOLLARS IN THOUSANDS)



                                                                                                                            Net
                                                         Investment       Par Value/           Investment      Net        Realized
Security                                                   Date        Number of Shares          Cost       Proceeds        Loss
-----------------------------                            ----------    ----------------        ----------    --------     --------

Soretox (Stablex Canada, Inc.)                             Various        Various              $    6,631    $  5,605     $ (1,026)

Fitz and Floyd, Inc.                                       Various        Various                  15,039      11,532       (3,507)
                                                                                               ----------    --------     --------

Total at December 31, 1999                                                                     $   21,670    $ 17,137     $ (4,533)
                                                                                               ==========    ========     ========

See Accompanying Notes to Financial Statements.



                                                             SCHEDULE 2
                                                  ML-LEE ACQUISITION FUND II, L.P.
                                SUPPLEMENTAL SCHEDULE OF NET UNREALIZED APPRECIATION AND DEPRECIATION
                                                FOR THE YEAR ENDED DECEMBER 31, 1999
                                                       (DOLLARS IN THOUSANDS)


                                                                    Total
                                                               Net Unrealized
                                                                Appreciation/         Unrealized Appreciation (Depreciation) for
                                                               (Depreciation)
                                           Investment   Fair   at December 31,                                               1994 &
Security                                     Cost      Value        1999       1999    1998     1997      1996      1995     Prior
--------                                   ----------  -----   ------------- -------  -------  -------  --------  --------  -------
Non Public Securities
Biolease, Inc.
  Common Stock*                               $   94   $   -    $    (94)    $     -  $     -  $   (94) $      -  $      -  $     -
  Subordinated Notes*(a)                         676     392        (317)          -        -     (317)        -         -        -
FLA. Orthopedics, Inc.
  Preferred  Stock*                            1,513       -      (1,513)          -        -        -         -         -   (1,513)
  Subordinated Note *                              -       -           -           -        -        -     4,842    (4,842)       -
                                                                --------     -------  -------  -------  --------  --------  -------
Total Unrealized Depreciation
  from Non Public Securities                                    $ (1,924)    $     -  $     -  $  (411) $  4,842  $ (4,842) $(1,513)
                                                                --------     -------  -------  -------  --------  --------  -------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold in 1999
Soretox
  Subordinated Notes*                                           $      -     $ 4,041  $     -  $(2,439) $      -  $      -  $(1,602)
Fitz and Floyd, Inc.
  Preferred Stock *                                                    -       9,595        -       63    (6,614)   (3,025)     (19)
                                                                --------     -------  -------  -------  --------  --------  -------
Total Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold in 1999                   $      -     $13,636  $     -  $(2,376) $ (6,614) $ (3,025) $(1,621)
                                                                --------     -------  -------  -------  --------  --------  -------
Reversal of Unrealized Appreciation (Depreciation)
  from Securities Sold Prior to 1999                            $      -     $     -  $33,816  $(3,342) $(13,952) $(22,693) $ 6,171
                                                                --------     -------  -------  -------  --------  --------  -------
Total Unrealized Appreciation (Depreciation)
  from Securities Sold                                          $      -     $13,636  $33,816  $(5,718) $(20,566) $(25,718) $ 4,550
                                                                --------     -------  -------  -------  --------  --------  -------

Net Unrealized Appreciation (Depreciation)                      $ (1,924)    $13,636  $33,816  $(6,129) $(15,724) $(30,560) $ 3,037
                                                                ========     =======  =======  =======  ========  ========  =======

*  Restricted Security
(a) Investment cost excludes accretion of discount of $33


                                        See Accompanying Notes to Financial Statements.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

     The five General Partners of Fund II are responsible for the management and administration of Fund II and have the same positions and responsibilities with respect to the Retirement Fund. The General Partners of Fund II and the Retirement Fund consist of four Individual General Partners: Vernon R. Alden, Joseph L. Bower, Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee; and Mezzanine Investments II, L.P., the Managing General Partner. Pursuant to exemptive orders issued by the Securities and Exchange Commission, each Independent General Partner is not an "interested person" of Fund II as such term is defined in the Investment Company Act of 1940.

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

     Mr. Alden, 76, Individual General Partner of Fund II and the Retirement Fund (used together with Fund II as the "Funds") and ML-Lee Acquisition Fund, L.P. ("Lee I"). Director of Sonesta International Hotels Corporation. Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Consul General of the Royal Kingdom of Thailand.

     Mr. Bower, 61, Individual General Partner of the Funds and Lee I. Donald Kirk David Professor of Business Administration, Harvard Business School. Faculty member since 1963. Director of Anika Therapeutics, Inc., Brown Shoe Co., New America High Income Fund, Sonesta International Hotels Corporation, and The Lincoln Foundation. Trustee of the DeCordova & Dana Museum and Sculpture Park and the New England Conservatory of Music.

     Mr. Feldberg, 75, Individual General Partner of the Funds and Lee I. Chairman of the Board of Storm Eye Institute at Medical University of South Carolina. Past Director of TJX Companies, Inc., and Waban Inc., Trustee -
Emeritus of Brandeis University, Honorary Trustee of Beth Israel Deaconess Medical Center.

     Mr. Lee, 55, Individual General Partner of the Funds and Lee I. Chairman of the Investment Adviser of Lee I since 1987; Chairman of the Administrative General Partner of the Investment Adviser to the Funds since 1989; Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989. Chairman of the Administrative General Partner of Thomas H. Lee Equity
Fund III, L.P. since 1996. Founder of the Thomas H. Lee Company (the "Lee Company") and its President since 1974. Director of Finlay Enterprises Inc., Metris Companies, Inc., Big Flower Holdings, Inc., Miller Import Corporation, Safelite Glass Corporation, The Smith and Wollensky Restaurant Group, Inc., and Vail Resorts, Inc. Trustee of Brandeis University (Vice Chairman), Museum of Fine Arts (Boston), the Wang Center for the Performing Arts, Beth Israel Deaconess Medical Center (overseas), Mount Sinai - NYU Medical Center and Health System (Trustee) and the Whitney Museum of American Art. Overseer of Boston Symphony Orchestra and New England Conservatory of Music, Member of the Dean's Council, Harvard University: Committee on University Resources (Member, Executive Committee), Visiting Committee to Harvard College, Boston Major Gifts Steering Committee (Co-Chair Capital Campaign) and Financial Aid Council. Member of the Corporation of Belmont Hill School.

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

     Certain officers of the Thomas H. Lee Company have been designated as trustees and executive officers of T. H. Lee Mezzanine II, the administrative general partner of the Investment Adviser.

                              Served in
                               Present
     Name                   Capacity Since              Title
   ---------                --------------             -------
   Thomas H. Lee               11/10/89           Chairman, Trustee

   Thomas R. Shepherd          11/10/89           Executive Vice President

   David V. Harkins            11/10/89           Senior Vice President, Trustee

   C. Hunter Boll              11/10/89           Vice President, Trustee

   Scott A. Schoen             11/10/89           Vice President

   Wendy L. Masler             11/10/89           Treasurer, Clerk

   Information concerning Mr. Lee is set forth above.


     Mr. Shepherd, 70, is Chairman of the Shepherd Group, LLC. Mr. Shepherd is also currently a director of Andover.Net, Community Resource Systems, Inc., Rayovac Corporation and Vermont Teddy Bear Co. He is Executive Vice President of Thomas H. Lee Advisors I.

     Mr. Harkins, 58, has been a Managing Director of the Thomas H. Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. Mr. Harkins is a Senior Vice President and Trustee of Thomas H. Lee Advisors I. He also is a director of National Dentex Corporation, Conseco, Inc., Cott Corporation, Fisher Scientific International, Inc., Freedom Securities Corporation, Metris Companies, Inc., Stanley Furniture Company and Syratech Corporation.

     Mr. Boll, 44, has served as a Managing Director of the Thomas H. Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Thomas H. Lee Company. Mr. Boll is a Vice President of Thomas H. Lee Advisors I. Mr. Boll is a Director of Big V Supermarkets Inc., Cott Corporation, Freedom Securities Corporation, Metris Companies, Inc., The Smith and Wollensky
Restaurant Group, Inc., Transwestern Publishing, L.P. and United Industries Corporation.

     Mr. Schoen, 41, has served as a Managing Director of the Thomas H. Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Thomas H. Lee Company. Mr. Schoen is a Vice President of Thomas H. Lee Advisors
I. Mr. Schoen is also a Director of Rayovac Corporation, ARC Holdings, LLC, Syratech Corporation, Transwestern Publishing L.P., United Industries Corporation and Wyndham International Inc.

     Ms. Masler, 46, has been Treasurer of the Thomas H. Lee Company since 1984. Ms. Masler is also Treasurer and Clerk of Thomas H. Lee Advisors I.

The Managing General Partner

        The Managing General Partner is a limited partnership in which ML Mezzanine II Inc. is the sole general partner and the Investment Adviser is the limited partner. The Managing General Partner is responsible for the supervision of the Fund II's investments.

        The executive officers of ML Mezzanine II Inc. are as follows:

                           Served in
                            Present
   Name                Capacity Since (1)             Title
 ---------             ------------------             -------
 Kevin K. Albert           7/31/89           Chairman, President and Director

 James V. Caruso           1/28/93           Executive Vice President
                           1/27/93           Director

 Rosalie Y. Goldberg       7/31/89           Vice President, Director

 Diane T. Herte            11/5/99           Vice President
                           11/8/99           Director

 Kevin T. Seltzer          11/5/99           Vice President, Treasurer

(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

(2) Robert J. Remick held the postion of Treasurer through November 4, 1999.

     Kevin K. Albert, 47, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") and of the Private Sales and Divestitures Group of Business Financial Services joined Merrill Lynch in 1981. Mr. Albert's work in the Equity Private Placement Group is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. His work in the Private Sales and Divestitures Group involves managing a team of investment bankers executing middle-market exclusive sales transactions. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of ML Mezzanine II Inc. ("ML Mezzanine II") and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity") an affiliate of ML Mezzanine II and a joint Venturer of Media Opportunity Management Partners, the general partner of ML Opportunity, Media Partners, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of ML Mezzanine II and sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P. ("Lee I"); a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of ML Mezzanine II and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of ML Mezzanine II and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture II.

     James V. Caruso, 48, a Director of ML Investment Banking, joined Merrill Lynch in 1975. Mr. Caruso is the Director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of Investment Banking are supported by managing the development of new technologies and enhancing existing systems. He is also responsible for certain merchant banking business related activities. Mr. Caruso is also director of ML Mezzanine, ML Media, ML Venture, ML R&D, ML Media, ML Opportunity and MLH Property Managers Inc, an affiliate of ML Mezzanine II and the general partner of MLH Income Realty Partnership VI.

     Rosalie Y. Goldberg, 62, a First Vice President and Senior Director of Merrill Lynch's Private Client Group and the Director of its Special Investments Group, joined Merrill Lynch in 1975. Ms. Goldberg has held a number of management positions in the Special Investments area, including the position of Manager for Product Development and Origination from 1983 to 1989. Ms. Goldberg is also a Director of ML Mezzanine, ML Media and ML Opportunity.

     Diane T. Herte, 39, a Vice President of ML Investment Banking since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership, financial management and administrative functions for partnerships for which subsidiaries of Merrill Lynch are the general partner or manager. Ms. Herte is also a director of ML Mezzanine.

     Kevin T. Seltzer, 33, a Vice President of ML Investment Banking, joined Merrill Lynch in 1995. Mr. Seltzer manages certain accounting, financial reporting and administrative functions for certain partnerships for which subsidiaries of Merrill Lynch are the general partner or manager. From 1993 to 1995, Mr. Seltzer was employed by Coopers & Lybrand L.L.P., where he was an association in their Real Estate Auditing Practice.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. Fund II paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg $83,863 collectively for their services as Independent General Partners in 1999.

     The information with respect to the allocation and distribution of Fund II's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $605,727 during 1999, including MGP Distributions of $588,264 that it distributed, $558,851 to the Investment Adviser and $29,413 to ML Mezzanine II Inc.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, Fund II paid the Investment Adviser $666,000 with respect to 1999.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, Fund II paid the Fund Administrator a total of $416,406 in 1999.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Fund II is aware of the following persons who are beneficial owners of more than five percent of its Units of limited partnership interest, based upon Schedules 13D and 13G filed with the Securities and Exchange Commission and a review of Fund II's records.

                                    Amount of         Percent of Units of the
 Name and Address                   Benificial        Fund Beneficially Owned
of Beneficial Owner                 Ownership            at January 1, 2000
-------------------                 ----------        ------------------------

Yale University                       20,954                      9.4%
Investment Office
230 Prospect Street
New Haven, CT  06511

Farallon Capital Partners, L.P.       21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Tinicum Partners, L.P.                21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Thomas F. Steyer                      21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Fleur E. Fairman                      21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

David I. Cohen                        21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Joseph F. Downes                      21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Jason M. Fish                         21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

William F. Mellin                     21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Meridee A. Moore                      21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Eric M. Ruttenberg                    21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

(1) By reason of Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Farallon Capital Partners, L.P., a California limited partnership ("FCP"), and Tinicum Partners, L.P., a New York limited partnership ("Tinicum"), each may be deemed to own 21,341 Units of limited partnership interest beneficially owned at January 1, 2000 as a result of the direct ownership by FCP of 16,722 such Units and as a result of the direct ownership by Tinicum of 4,619 such Units. FCP and Tinicum, however, consider their beneficial interest to be limited to their direct ownership. In addition, by reason of Rule 13d-3 under the Exchange Act, each of the general partners of FCP and Tinicum, Thomas F. Steyer, Fleur E. Fairman, David I. Cohen,, Joseph F. Downes, Jason M. Fish, William F. Mellin, Meridee A. Moore and Eric M. Ruttenberg, may be deemed to own beneficially the Units of limited partnership interest by FCP and Tinicum.

     Ownership of Fund II's Units by the General Partners and Officers of the Investment Adviser and Mezzanine II are as follows:

    Name of                    Amount of            Percent of Units
Beneficial Owner         Beneficial Ownership           of Class
---------------------------------------------------------------------

Vernon R. Alden                50 Units                    *
Joseph L. Bower                  None                   0.00%
Stanley H. Feldberg            25 Units                    *
Thomas H. Lee                11,011 Units               4.97%

General Partners and
Officers as a Group          13,458 Units               6.07%

* Less than one percent.

     For more information regarding Beneficial Ownership, see Item 3 Legal Proceedings.

     There exists no arrangement known to Fund II, the execution of which may at a subsequent date, result in a change of control of Fund II.

Item 13.   Certain Relationships and Related Transactions

     Fund II's investments generally are made as co-investments with the Retirement Fund. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by Fund II may involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and Fund II's expectation of engaging in such co-investments, Fund II together with the Retirement Fund and  Lee I,  sought  an  exemptive  order  from  the  Commission  allowing  such co-investments, which was received on September 1, 1989. Fund II's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

     Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of Fund II and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. The Funds have one Managed Company in their portfolios at December 31, 1999, which paid management fees to Thomas H. Lee Company of $150,000 for the fiscal year ended December 31, 1999.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and pension plan services and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1999 for providing such services to Managed Companies in which the Funds have a material interest was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

     During 1999, Fund II paid Managing General Partner distributions totaling $605,727 (which included $588,264 of MGP Distributions and $17,463 with respect to its interest in Fund II). Of this MGP Distribution amount, 95% or $558,851 was paid to the Investment Adviser and the remaining 5% totalling $29,413 was paid to ML Mezzanine II Inc. The Managing General Partner has earned a total of $26,586,398 in MGP Distributions none of which was deferred in payment to the Managing General Partner at December 31, 1999, as a Deferred Distribution Amount in accordance with the Partnership Agreement. Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) Financial Statements, Financial Statement Schedules and Exhibits.

             (1)  Financial  Statements.

                  See Item  8. "Financial  Statments and Supplemental Data."

             (2) Financial Statement Schedules.

                 No Financial Statement Schedules are included because of the absence of conditions which require their inclusion or because the required information is included in the financial statements or set forth herein the Notes thereto.

             (3) Exhibits.

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

27           Financial Data Schedule for the      Filed Herewith.
             year ended December 31, 1999

28 Pages 21-91 of the Prospectus Incorporated by reference dated September 6, 1989, filed to Exhibit 28 to pursuant to Rule 497(b) under the registrant's Annual Report Securities Act of 1933. of Form 10-K for the year ended December 31, 1991.


         (b) Reports on Form 8-K.

             The following Report on Form 8-K ("Reports") was filed during the last quarter of the fiscal period covered by this annual report.

            (1) A Current Report on Form 8-K was filed on December 28, 1999 to disclose that the term of Fund II was extended for an additional two year period.

         (c) Exhibits.

             See (a)(3) above.

         (d) Financial Statement Schedules.

             See (a)(2) above.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.


                                   ML-LEE ACQUISITION FUND II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                                   /s/ Kevin K. Albert
Dated:  March 30, 2000             Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 2000.


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

/s/ Vernon R. Alden          Individual General Partner
Vernon R. Alden              ML-Lee Acquisition Fund II, L.P.


/s/  Joseph L. Bower         Individual General Partner
Joseph L. Bower              ML-Lee Acquisition Fund II, L.P.


/s/ Stanley H. Feldberg      Individual General Partner
Stanley H. Feldberg          ML-Lee Acquisition Fund II, L.P.


/s/ Thomas H. Lee            Individual General Partner
Thomas H. Lee                ML-Lee Acquisition Fund II, L.P.


/s/ Kevin T. Seltzer         ML Mezzanine II Inc.
Kevin T. Seltzer             Vice President and Treasurer
                             (Principal Financial Officer of Registrant)