Form 10-Q
period 2000-06-30
ML LEE ACQUISITION FUND II L P
filed 2000-08-14
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                         Commission File Number 0-17383

                        ML-LEE ACQUISITION FUND II, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

           Delaware                                 04-3028398
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                      2 World Financial Center - 14th Floor
                          New York, New York 10281-6114
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (212) 236-6576

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

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Statements of Assets,  Liabilities and Partners' Capital
    As of June 30, 2000 (Unaudited) and December 31, 1999 (Unaudited)

Statements of Operations
    For the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Changes in Net Assets
    For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows
    For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Changes in  Partners'  Capital
    For the Six Months Ended June 30, 2000 (Unaudited)

Schedule of Portfolio Investments
    As of June 30, 2000 (Unaudited)

Notes to Financial Statements (Unaudited)

Supplemental Schedule of Realized Loss
    - Schedule 1 (Unaudited)

Supplemental Schedule of Unrealized Depreciation
    - Schedule 2 (Unaudited)


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations


Item 3.   Quantative and Qualitative Disclosure About Market Risk



PART II - OTHER INFORMATION

Item 6.   Exibits and Reports on Form 8-K

                                        ML-LEE ACQUISITION FUND II, L.P.
                             STATEMENTS OF ASSETS, LIABILTIES AND PARTNERS' CAPITAL
                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)


                                                                        June 30, 2000       December 31, 1999
                                                                        -------------       -----------------
Assets:

Investments - Notes 3 and 4
  Portfolio Investments at fair value
    Managed Companies (amortized cost $14,537
      as of June 30, 2000 and $17,144 as of December 31, 1999)            $  14,537             $   17,144
    Non-Managed Companies (amortized cost $2,197
      as of June 30, 2000 and $2,297 as of December 31, 1999)                   348                    406
    Temporary Investments, at amortized cost (cost $18,865
      as of June 30, 2000 and $15,255 as of December 31, 1999)               19,000                 15,280
Cash                                                                              9                     36
Accrued Interest & Other Receivable                                             239                    163
Prepaid Expenses                                                                  2                      6
                                                                          ---------              ---------
Total Assets                                                              $  34,135              $  33,035
                                                                          =========              =========

Liabilities and Partners' Capital:

Liabilities
    Reimbursable Administrative Expenses Payable - Note 5                 $     113              $     105
    Independent General Partners' Fees Payable - Note 5                           2                      6
    Legal and Professional Fees Payable                                          18                      5
    Deferred Interest Income                                                     21                     44
                                                                          ---------              ---------
Total Liabilities                                                               154                    160
                                                                          ---------              ---------

Partners' Capital
    Individual General Partner                                                   13                     13
    Managing General Partner                                                    530                    322
    Limited Partners (221,745 Units)                                         33,438                 32,540
                                                                          ---------              ---------
Total Partners' Capital                                                      33,981                 32,875
                                                                          ---------              ---------
Total Liabilities and Partners' Capital                                   $  34,135              $  33,035
                                                                          =========              =========

See the Accompanying Notes to Financial Statements (Unaudited).

                                              ML-LEE ACQUISITION FUND II, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)

                                                                  For the Three Months       For the Six Months
                                                                     Ended June 30,            Ended June 30,
                                                                  --------------------     ----------------------
                                                                     2000       1999          2000        1999
                                                                   --------   --------     ---------    ---------
Investment Income:
  Interest                                                         $    485   $    575     $   1,265    $   1,144
  Discount and Other Income                                             257         72           403          130
                                                                   --------   --------     ---------    ---------
    Total Investment Income                                             742        647         1,668        1,274
                                                                   --------   --------     ---------    ---------
Expenses:
  Investment Advisory Fee - Note 5                                      167        167           333          333
  Fund Administration Fee - Note 5                                       55         55           111          111
  Reimbursable Administrative Expenses - Note 5                          43         50           103          125
  Independent General Partners' Fees and Expenses                        19         17            40           41
  Legal and Professional Fees                                             -          -            11            -
  Insurance Expense                                                       2          1             4            2
                                                                   --------   --------     ---------    ---------
    Total Expenses                                                      286        290           602          612
                                                                   --------   --------     ---------    ---------
Net Investment Income                                                   456        357         1,066          662

Realized Loss on Sales of Investments - Note 3 and Schedule 1            (7)         -            (7)      (1,026)

Net Change in Unrealized Depreciation on
  Investments - Schedule 2
  Nonpublic Securities                                                   47          -            47        4,041
                                                                   --------   --------     ---------    ---------
Net Increase in Net Assets Resulting from Operations                    496        357         1,106        3,677

Less:  Earned MGP Distributions to Managing General Partner             (98)       (86)         (205)        (184)
                                                                   --------   --------     ---------    ---------
Net Increase Available for Pro-Rata Distribution to All Partners   $    398   $    271     $     901    $   3,493
                                                                   ========   ========     =========    =========


See the Accompanying Notes to Financial Statements (Unaudited).

                                       ML-LEE ACQUISITION FUND II, L.P.
                                     STATEMENTS OF CHANGES IN NET ASSETS
                                            (DOLLARS IN THOUSANDS)
                                                 (UNAUDITED)




                                                                     For the Six Months Ended June 30,
                                                                     ---------------------------------
                                                                         2000                  1999
                                                                      ---------             ---------
From Operations:
  Net Investment Income                                               $   1,066             $     662
  Realized Loss on Sales of Investments                                      (7)               (1,026)
  Net Change in Unrealized Depreciation on Investments                       47                 4,041
                                                                      ---------             ---------

  Net Increase in Net Assets Resulting from Operations                    1,106                 3,677
  Cash Distributions to Partners                                              -                (8,047)
                                                                      ---------             ---------

  Total Increase (Decrease)                                               1,106                (4,370)
Net Assets:
  Beginning of Year                                                      32,875                31,026
                                                                      ---------             ---------

  End of Period                                                       $  33,981             $  26,656
                                                                      =========             =========


See the Accompanying Notes to Financial Statements (Unaudited).

                                      ML-LEE ACQUISITION FUND II, L.P.
                                         STATEMENTS OF CASH FLOWS
                                          (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)




                                                                      For the Six Months Ended June 30,
                                                                      ---------------------------------
                                                                           2000              1999
                                                                        ---------         ---------
Increase (Decrease) in Cash

Cash Flows From Operating Activities:
  Interest, Discount and Other Income                                   $   1,459         $   2,296
  Investment Advisory Fee                                                    (333)             (333)
  Fund Administration Fee                                                    (111)             (111)
  Reimbursable Administrative Expenses                                        (95)              (96)
  Independent General Partners' Fees and Expenses                             (44)              (59)
  Legal and Professional Fees                                                 (16)              (13)
  Purchase of Temporary Investments, Net                                   (3,610)                7
  Proceeds from Sales of Portfolio Company Investments                      2,723             6,387
                                                                        ---------         ---------
Net Cash Provided by (Used in) Operating Activities                           (27)            8,078
                                                                        ---------         ---------
Cash Flows from Financing Activities:
  Cash Distributions to Partners                                                -            (8,047)
                                                                        ---------         ---------
Net Cash Used in Financing Activities                                           -            (8,047)
                                                                        ---------         ---------
  Net Increase (Decrease) in Cash                                             (27)               31
  Cash at Beginning of Year                                                    36                 5
                                                                        ---------         ---------
Cash at End of Period                                                   $       9         $      36
                                                                        =========         =========


Reconciliation of Net Investment Income
  to Net Cash Provided by (Used in) Operating Activities

Net Investment Income                                                   $   1,066         $     662
                                                                        ---------         ---------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by (Used in) Operating Activities:
 (Increase) Decrease in Investments at Cost                                  (898)            6,638
  Decrease in Receivable for Investments Sold                                   -               782
 (Increase) Decrease in Accrued Interest and Discount Receivable             (209)            1,022
  Decrease in Prepaid Expenses                                                  4                 2
  Increase in Reimbursable Administrative Expenses Payable                      8                29
  Decrease in Independent General Partners' Fees Payable                       (4)              (18)
  Increase (Decrease) in Legal and Professional Fees Payable                   13               (13)
  Realized Loss on Sales of Investments                                        (7)           (1,026)
                                                                        ---------         ---------
Total Adjustments                                                          (1,093)            7,416
                                                                        ---------         ---------
Net Cash Provided by (Used in) Operating Activities                     $     (27)        $   8,078
                                                                        =========         =========

See the Accompanying Notes to Financial Statements (Unaudited).

                                                     ML-LEE ACQUISITION FUND II, L.P.
                                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                           (DOLLARS IN THOUSANDS)
                                                                 (UNAUDITED)




                                                                        Individual    Managing
                                                                          General      General      Limited
                                                                          Partner      Partner      Partners      Total
                                                                       ------------  ----------    -----------   ---------
For the Six Months Ended June 30, 2000
  Partners' Capital as of January 1, 2000                              $         13  $      322    $    32,540   $  32,875
  Allocation of Net Investment Income                                             -         208            858       1,066
  Allocation of Realized Loss on Sale of Investment                               -           -             (7)         (7)
  Allocation of Net Change in Unrealized Depreciation
   on Investments                                                                 -           -             47          47
                                                                       ------------  ----------    -----------   ---------
Partners' Capital as of June 30, 2000                                  $         13  $      530    $    33,438   $  33,981
                                                                       ============  ==========    ===========   =========

See the Accompanying Notes to Financial Statements (Unaudited).

                                                 ML-LEE ACQUISITION FUND II, L.P.
                                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                                          JUNE 30, 2000
                                                      (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)


                                                                                                                          % of
   Principal                                                                        Investment  Investment     Fair       Total
 Amount/Shares     Investment                                                          Date       Cost(f)      Value   Investments
 -------------     ----------                                                       ----------  ----------   --------  -----------
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES


                   BIG V SUPERMARKETS, INC. (a) - Note 3
$10,430            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)(g)    12/27/90   $ 10,430   $ 10,430
117,333 Shares     Big V Holding Corp., Common Stock (c)                               12/27/90      4,107      4,107
                   (16.6% of fully diluted common equity) (e)                                     --------------------------------
                                                                                                    14,537     14,537       42.90%
                                                                                                  --------------------------------
                   COLE NATIONAL CORPORATION
13,161 Warrants    Cole National Corporation, Common Stock Purchase Warrants (c)        9/26/90          -          -
                     (0.0% of fully diluted common equity
                        assuming exercise of warrants)
                        $1,393 13% Sr. Secured Bridge Note
                        Purchased 9/25/90           $1,393
                        Repaid 11/15/90             $1,393                                        -------------------------------
                        Realized Gain               $    0                                               -          -        0.00%
                                                                                                  -------------------------------

                   TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 14,537   $ 14,537       42.90%
                                                                                                  ===============================


                   NON-MANAGED COMPANIES

                   BIOLEASE, INC. - Note 3 and Schedule 2
$668               BioLease, Inc., 13% Sub. Nt. due 06/06/04 (b)                        06/08/94  $    576   $    334
96.56 Shares       BioLease, Inc., Common Stock (c)                                     06/08/94        94          -
10,014 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(c)               06/08/94        14         14
                                                                                                  -------------------------------
                                                                                                       684        348      1.03%
                                                                                                  -------------------------------

                   FLA. ORTHOPEDICS, INC. - Schedule 2
 19,366 Shares     FLA. Holdings, Inc. Series B Preferred Stock (a) (c) (d)             08/02/93     1,513          -
  3,822 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants (a) (c) (d)       08/02/93         -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                     1,513           -       0.00%
                                                                                                  -------------------------------
                    TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                     $  2,197    $    348       1.03%
                                                                                                  ===============================


See the Accompanying Notes to Financial Statements (Unaudited).

                                           ML-LEE ACQUISITION FUND II, L.P.
                                   SCHEDULE OF PORTFOLIO INVESTMENTS (continued)
                                                  JUNE 30, 2000
                                              (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)


                                                                                                                       % of
 Principal                                                                         Investment  Investment    Fair      Total
Amount/Shares     Investment                                                          Date       Cost(f)     Value  Investments
-------------     ----------                                                       ----------  ----------  -------- -----------
                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                 Various   $ 11,006    $ 10,764    31.77%
                  Preferred Stock, Common Stock, Warrants and Stock Rights           Various      5,728       4,121    12.16%
                                                                                               ------------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                  $ 16,734    $ 14,885    43.93%
                                                                                               ==============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$10,000           Ford Motor Credit Corp., 6.48% due 7/3/00                          5/17/00   $  9,915    $  9,994
$ 6,100           Prudential Funding, 6.46% due 7/3/00                               5/17/00      6,049       6,097
$ 2,660           American General Finance, 6.40% due 7/3/00                         6/19/00      2,653       2,659
$   250           American General Finance, 6.45% due 7/3/00                         5/17/00        248         250
                                                                                               -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                         $ 18,865    $ 19,000    56.07%
                                                                                               -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                  $ 18,865    $ 19,000    56.07%
                                                                                               -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                   $ 35,599    $ 33,885   100.00%
                                                                                               =============================


(a)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Non-accrual investment status.
(e)  Percentages of Common Equity are not audited by PricewaterhouseCoopers LLP.
(f)  Represents original cost and excludes accretion of discount of $28 for
     Mezzanine Investments and $135 for Temporary Investments.
(g)  $3,911,000 is scheduled to mature on December 15, 2000, with the remaining $6,519,000 scheduled to mature on March 1, 2001.

See the Accompanying Notes to Financial Statements (Unaudited).

                         ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

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

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Such adjustments consisted of those of a normal recurring nature, as well as an adjustment of $205,000 to correct for a 1999 understatement of Mezzanine Investment income. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year. Footnote disclosure which substantially duplicates the disclosure contained in Fund II's Annual Report on Form 10-K for the year ended December 31, 1999, which is hereby incorporated by reference, has been omitted.

3.   Investment Transactions

     On April 28, 2000, BioLease, Inc. ("BioLease") refinanced existing construction and term loans and utilized a portion of the refinancing proceeds to make a $116,000 partial paydown to Fund II of BioLease's 13% Senior Subordinated Note. Fund II realized a loss from this transaction of $7,000, after the payment of $18,000 in transaction costs and the write-off of $11,000 of unamortized note discount.

     On June  15,  2000,  $2,607,000  (20%)  of  Fund  II's  $13,037,000  senior subordinated Note from Big V Supermarkets, Inc. ("Big V") matured. Fund II recorded no gain or loss from this transaction. An additional $3,911,000 (30%) is scheduled to mature on December 15, 2000, with the remaining $6,519,000 (50%) scheduled to mature on March 1, 2001.

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

     Following discussion of these issues, the Individual General Partners of Fund II determined that since Fund II may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners determined, at such time, that it would not be prudent to make distributions to Partners. However, this reserve will be reviewed each quarter by the General Partners of Fund II in light of the status of the litigation, and distributions if any, will be made in accordance with Fund II's Partnership Agreement. On February 22, 2000, the court granted defendants' motion for summary judgement dismissing claims against Mr. Lee. However, Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendants. On June 21, 2000, the General Partners reviewed the status of the Hills matter again, considering the court's ruling on February 22, 2000, and the Individual General Partners again determined that it would not be prudent to make distributions to Partners at such time. Currently, Fund II has reserved all the net proceeds received from the sale of Fitz and Floyd, Inc., the partial paydown of the Biolease note and the partial maturity of Big V note, as well as income from operations from the third quarter 1999 and forward.

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


                                              SCHEDULE 1
                                    ML-LEE ACQUISITION FUND II, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED LOSS
                                FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                       (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)


                                   Principal Amount/     Investment        Net         Realized
 Security                          Number of Shares         Cost         Proceeds        Loss
 --------                          ----------------      ----------      --------      --------

 Biolease, Inc. (Note)                   $ 116             $ 105           $ 98          $ (7)
                                         =====             =====           ====          ====

 See the Accompanying Notes to Financial Statements (Unaudited).


                                                        SCHEDULE 2
                                             ML-LEE ACQUISITION FUND II, L.P.
                                   SUPPLEMENTAL SCHEDULE OF UNREALIZED DEPRECIATION
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)


                                                               Reversal of      Reversal of
                                                                Unrealized       Unrealized
                                                               Depreciation    Depreciation
                                                                   for              for        Total Unrealized   Total Unrealized
                                                             the Three Months  the Six Months    Depreciation       Depreciation
                            Investment        Fair                Ended            Ended            as of              as of
Security                       Cost           Value           June 30, 2000    June 30, 2000   December 31, 1999   June 30, 2000
--------------------------  ----------      --------         ---------------  ---------------  -----------------   --------------
Non Public Securities:
Biolease, Inc.
  Common Stock*             $     94        $     -            $         -      $        -        $       (94)       $      (94)
  Subordinated Notes* (a)        576            334                      -               -               (270)             (270)
FLA. Orthopedics, Inc.
  Preferred  Stock*            1,513              -                      -               -             (1,513)           (1,513)
  Subordinated Note*               -              -                      -               -                  -                 -
                                                               -----------      ----------         ----------        ----------
Unrealized Depreciation from Non Public Securities                       -               -             (1,877)           (1,877)
                                                               -----------      ----------         ----------        ----------

Reversal of Unrealized Depreciation on Securities Sold in 2000:
BioLease, Inc.
  Subordinate Note*                                                     47              47                (47)                -
                                                               -----------      ----------         ----------        ----------
Total Unrealized Depreciation                                  $        47      $       47         $   (1,924)       $   (1,877)
                                                               ===========      ==========         ==========        ==========

*  Restricted Security
(a) Investment cost is after April 28, 2000 partial note paydown and excludes accretion of remaining discount of $28.


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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $24,900,000 for Fund II. As of August 11, 2000, this remaining reserve balance was approximately $3,100,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Inc., Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, approximately $8,300,000 of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

     On April 28, 2000, BioLease, Inc. ("BioLease") refinanced existing construction and term loans and utilized a portion of the refinancing proceeds to make a $116,000 partial paydown to Fund II of BioLease's 13% Senior Subordinated Note. Fund II realized a loss from this transaction of $7,000, after the payment of $18,000 in transaction costs and the write-off of $11,000 of unamortized note discount.

     On June  15,  2000,  $2,607,000  (20%)  of  Fund  II's  $13,037,000  senior subordinated Note from Big V Supermarkets, Inc. ("Big V") matured. Fund II recorded no gain or loss from this transaction. An additional $3,911,000 (30%) is scheduled to mature on December 15, 2000, with the remaining $6,519,000 (50%) scheduled to mature on March 1, 2001.

     As previously reported, Fund II may have future indemnification obligations with respect to certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who had been serving on the Hills Board of Directors as a representative of Fund II). As a result, the Individual General Partners of Fund II determined that suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners have determined that it would not be prudent to make distributions to Partners at this time. However, such reserves will be reviewed each quarter by the General Partners of Fund II in light of the status of this ongoing litigation, and distributions, if any, will be made in accordance with Fund II's Partnership Agreement. Currently, Fund II has reserved all the net proceeds received from the August 1999 sale of Fitz and Floyd, Inc., the partial paydown of the Biolease note and the partial maturity of the Big V note, as well as income from operations from the third quarter 1999 and forward.

     As of June 30, 2000, Fund II had outstanding a total (at cost) of $16,734,000 invested in Mezzanine Investments representing $14,537,000 Managed and $2,197,000 Non-Managed portfolio investments, and Temporary Investments of $18,865,000 comprised of commercial paper with maturities of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of June 30, 2000 there is no outstanding Deferred Distribution Amount.

     As recovered capital from portfolio company sales is distributed to Limited Partners, the Limited Partners' net asset value ("NAV") per Unit is reduced accordingly, and the interest income previously generated by holdings which have been sold will no longer be received by Fund II. Because Fund II has only four portfolio companies remaining, only two of which are income producing, the amount of interest income received by Fund II is not significant. As a result, it is expected that any future cash (to the extent such cash is not reserved for expenses and contingencies - see discussion of Hills matter above) available to pay distributions to Partners will be derived almost entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distribution resulting from the future sale of portfolio holdings, the only cash available for distribution by Fund II will derive from operations; this cash is estimated to be less than one dollar per Unit each quarter.

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

Results of Operations

Net Investment Income

     For the three and six months ended June 30, 2000 and 1999, Fund II had net investment income of $456,000, $1,066,000, $357,000 and $662,000, respectively.
The increase in net investment income during the three and six months ended June 30, 2000, as compared to the same periods in 1999, is primarily attributable to an increase in interest and discount income from Temporary Investments and other factors, as discussed below.

Investment Income and Expenses

     Total investment income from operations for the three and six months ended June 30, 2000 and 1999 consists primarily of interest and discount income earned on Fund II's portfolio of Mezzanine and Temporary Investments and short-term money market instruments. For the three and six months ended June 30, 2000 and 1999, Fund II had investment income of $742,000, $1,668,000, $647,000 and
$1,274,000, respectively. The increase in investment income during the three and six months ended June 30, 2000, as compared to the same periods in 1999, is primarily attributable to an increase in income earned on Temporary Investments as a result of investing the Fitz and Floyd, Inc. sale proceeds, which have been reserved, the Biolease, Inc. partial paydown proceeds and the Big V Supermarkets, Inc. partial maturity proceeds. This increase was partially offset by a decrease in income earned on Mezzanine Investments as a result of the August 1999 sale of Fitz and Floyd, Inc., the April 2000 partial paydown of the Biolease, Inc. subordinated note and the June 2000 partial maturity of the Big V Supermarkets, Inc. senior subordinated note. In addition, the increase in investment income during the six months ended June 30, 2000, as compared to the same period in 1999, is attributable to a $205,000 adjustment in the first quarter of 2000 to correct for a 1999 understatement of Mezzanine Investment income.

     Major expenses for the three and six months ended June 30, 2000 and 1999 consisted of Investment Advisory Fees and Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fee incurred by Fund II to the Investment Adviser for the three and six months ended June 30, 2000 and 1999 were $167,000, $333,000, $167,000 and $333,000, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus reimbursement of 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of Fund II ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three and six months ended June 30, 2000 and 1999, Fund II incurred a Fund Administration Fee of $55,000, $111,000, $55,000 and $111,000, respectively. For the three and six months ended June 30, 2000 and 1999, Fund II incurred $43,000, $103,000, $50,000 and $125,000, respectively, in Reimbursable Administrative Expenses.

     For the six months ended June 30, 2000 and 1999, the Fund incurred legal and professional fees of $11,000 and $0, respectively. The Fund incurred no legal and professional fees for the three months ended June 30, 2000 and 1999. Such expenses are primarily attributable to legal fees incurred on behalf of indemnified defendants in connection with the Hills litigation.

Net Assets

     Fund II's net assets increased by $1,106,000 during the six months ended June 30, 2000, due to net investment income of $1,066,000 and a reversal of net unrealized depreciation of $47,000, partially offset by a net realized loss of $7,000 from the partial paydown of a Mezzanine Investment. During the six months ended June 30, 1999, Fund II's net assets decreased by $4,370,000, due to cash distributions to partners of $8,047,000 and a realized loss from the sale of a Mezzanine Investment of $1,026,000, partially offset by net investment income of $662,000 and reversal of net unrealized depreciation of $4,041,000.

Unrealized Appreciation and Depreciation on Investments

     Fund II recorded a reversal of net unrealized depreciation of $47,000 during the six months ended June 30, 2000 as compared to a $4,041,000 reversal of net unrealized depreciation during the same period in 1999. Fund II's cumulative net unrealized depreciation on investments as of June 30, 2000 totaled $1,877,000.

     The Managing General Partner and the Investment Adviser review, on a quarterly basis, the valuation of Fund II's portfolio investments that do not have a readily ascertainable market value; such investment valuations are subject to final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accreted value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Advisor use their best judgement in estimating the fair value of these investments, there are inherent limitations in any estimation technique.

     As a result of total net realized and unrealized appreciation and depreciation recorded by Fund II through June 30, 2000, Limited Partners' NAV was $150.79 per Unit. Fund II's net assets include private placement securities (approximately 43.8% of net assets) for which there are no ascertainable market values and commercial paper (approximately 55.9% of net assets) which is stated at amortized cost. Fund II's private placement securities are primarily comprised of its investments in Big V Supermarkets, Inc., which are valued at cost. The June 30, 2000 NAV figure does not reflect any change that may have occurred in the value of Fund II's holdings since June 30, 2000, does not reflect ongoing costs related to the Hills litigation other than those incurred through June 30, 2000, nor does it represent the Units' current market value. Furthermore, Limited Partners may not be able to realize this value upon a sale of their Units.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 2000. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Unrealized Depreciation - Schedule 2.

Realized Losses

     Fund II recorded a realized loss of $7,000 during the six months ended June 30, 2000, as compared to a realized loss of $1,026,000 during the same period in 1999.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 2000, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on Fund II's financial position.

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

     Item 3. Defaults Upon Senior Securites.
             ------------------------------
             None

     Item 4. Submission of Matters to a Vote of Security holders.
             ---------------------------------------------------
             None

     Item 5. Other Information.
             -----------------
             None

     Item 6. Exhibits and Reports on Form 8-K.
             --------------------------------
             (a) Exhibits:

                 Exhibit 27 - Financial Data Schedule for the quarter ended June 30, 2000.

             (b) Reports on Form 8-K:

                 None

                                    SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2000.


                                   ML-LEE ACQUISITION FUND II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



Dated:  August 14, 2000        /s/ Kevin T. Seltzer
                               ----------------------------------
                                   Kevin T. Seltzer
                                   ML Mezzanine II, Inc.
                                   Vice President and Treasurer
                                  (Principal Financial Officer of Registrant)