Form 10-Q
period 2000-09-30
ML LEE ACQUISITION FUND II L P
filed 2000-11-14
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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

                        ML-LEE ACQUISITION FUND II, L.P.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Statements of Assets,  Liabilities and Partners' Capital
    As of September 30, 2000 (Unaudited) and December 31, 1999 (Unaudited)

Statements of Operations
    For the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statements of Changes in Net Assets
    For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows
    For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statements of Changes in  Partners'  Capital
    For the Nine Months Ended September 30, 2000 (Unaudited)

Schedule of Portfolio Investments
    As of September 30, 2000 (Unaudited)

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


Item 3.   Quantative and Qualitative Disclosure About Market Risk



PART II - OTHER INFORMATION

Item 6.   Exibits and Reports on Form 8-K

                                        ML-LEE ACQUISITION FUND II, L.P.
                             STATEMENTS OF ASSETS, LIABILTIES AND PARTNERS' CAPITAL
                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)


                                                                     September 30, 2000     December 31, 1999
                                                                     ------------------     -----------------
Assets:

Investments - Notes 3, 4 and 7
  Portfolio Investments at fair value
    Managed Companies (amortized cost $14,537
      as of September 30, 2000 and $17,144 as of December 31, 1999)       $  14,537             $   17,144
    Non-Managed Companies (amortized cost $2,197
      as of September 30, 2000 and $2,297 as of December 31, 1999)              348                    406
    Temporary Investments, at amortized cost (cost $19,189
      as of September 30, 2000 and $15,255 as of December 31, 1999)          19,196                 15,280
Cash                                                                            266                     36
Accrued Interest                                                                202                    163
Prepaid Expenses                                                                  -                      6
                                                                          ---------              ---------
Total Assets                                                              $  34,549              $  33,035
                                                                          =========              =========

Liabilities and Partners' Capital:

Liabilities
    Reimbursable Administrative Expenses Payable - Note 6                 $     110              $     105
    Independent General Partners' Fees Payable - Note 6                           2                      6
    Legal and Professional Fees Payable                                          13                      5
    Deferred Interest Income                                                     18                     44
                                                                          ---------              ---------
Total Liabilities                                                               143                    160
                                                                          ---------              ---------

Partners' Capital
    Individual General Partner                                                   13                     13
    Managing General Partner                                                    612                    322
    Limited Partners (221,745 Units)                                         33,781                 32,540
                                                                          ---------              ---------
Total Partners' Capital                                                      34,406                 32,875
                                                                          ---------              ---------
Total Liabilities and Partners' Capital                                   $  34,549              $  33,035
                                                                          =========              =========

See the Accompanying Notes to Financial Statements (Unaudited).

                                              ML-LEE ACQUISITION FUND II, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)


                                                                  For the Three Months       For the Nine Months
                                                                  Ended September 30,        Ended September 30,
                                                                  --------------------     ----------------------
                                                                     2000       1999          2000        1999
                                                                   --------   --------     ---------    ---------
Investment Income:
  Interest                                                         $    405   $    562     $   1,670    $   1,706
  Discount and Other Income                                             312         93           715          223
                                                                   --------   --------     ---------    ---------
    Total Investment Income                                             717        655         2,385        1,929
                                                                   --------   --------     ---------    ---------
Expenses:
  Investment Advisory Fee - Note 6                                      167        167           500          500
  Fund Administration Fee - Note 6                                       55         56           166          167
  Reimbursable Administrative Expenses - Note 6                          47         48           150          173
  Independent General Partners' Fees and Expenses                        20         23            60           64
  Legal and Professional Fees                                             1         37            12           37
  Insurance Expense                                                       2          1             6            3
                                                                   --------   --------     ---------    ---------
    Total Expenses                                                      292        332           894          944
                                                                   --------   --------     ---------    ---------
Net Investment Income                                                   425        323         1,491          985

Realized Loss on Sales of Investments - Note 3 and Schedule 1             -     (3,507)           (7)      (4,533)

Net Change in Unrealized Depreciation on
  Investments - Schedule 2
  Nonpublic Securities                                                    -      9,596            47       13,637
                                                                   --------   --------     ---------    ---------
Net Increase in Net Assets Resulting from Operations                    425      6,412         1,531       10,089

Less:  Earned MGP Distributions to Managing General Partner             (92)      (109)         (297)        (293)
                                                                   --------   --------     ---------    ---------
Net Increase Available for Pro-Rata Distribution to All Partners   $    333   $  6,303     $   1,234    $   9,796
                                                                   ========   ========     =========    =========


See the Accompanying Notes to Financial Statements (Unaudited).

                                       ML-LEE ACQUISITION FUND II, L.P.
                                     STATEMENTS OF CHANGES IN NET ASSETS
                                            (DOLLARS IN THOUSANDS)
                                                 (UNAUDITED)




                                                                  For the Nine Months Ended September 30,
                                                                  ---------------------------------------
                                                                         2000                  1999
                                                                      ---------             ---------
From Operations:
  Net Investment Income                                               $   1,491             $     985
  Realized Loss on Sales of Investments                                      (7)               (4,533)
  Net Change in Unrealized Depreciation on Investments                       47                13,637
                                                                      ---------             ---------

  Net Increase in Net Assets Resulting from Operations                    1,531                10,089
  Cash Distributions to Partners                                              -                (8,351)
                                                                      ---------             ---------

  Total Increase                                                          1,531                 1,738
Net Assets:
  Beginning of Year                                                      32,875                31,026
                                                                      ---------             ---------

  End of Period                                                       $  34,406             $  32,764
                                                                      =========             =========


See the Accompanying Notes to Financial Statements (Unaudited).

                                      ML-LEE ACQUISITION FUND II, L.P.
                                         STATEMENTS OF CASH FLOWS
                                          (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)




                                                                   For the Nine Months Ended September 30,
                                                                   --------------------------------------
                                                                           2000              1999
                                                                        ---------         ---------
Increase in Cash

Cash Flows From Operating Activities:
  Interest, Discount and Other Income                                   $   2,338         $   2,946
  Investment Advisory Fee                                                    (500)             (500)
  Fund Administration Fee                                                    (166)             (167)
  Reimbursable Administrative Expenses                                       (145)             (149)
  Independent General Partners' Fees and Expenses                             (64)              (77)
  Legal and Professional Fees                                                 (22)              (65)
  Purchase of Temporary Investments, Net                                   (3,934)          (11,502)
  Proceeds from Sales, Maturities and Paydowns
    of Portfolio Company Investments                                        2,723            17,919
                                                                        ---------         ---------
Net Cash Provided by Operating Activities                                     230             8,405
                                                                        ---------         ---------
Cash Flows from Financing Activities:
  Cash Distributions to Partners                                                -            (8,351)
                                                                        ---------         ---------
Net Cash Used in Financing Activities                                           -            (8,351)
                                                                        ---------         ---------
  Net Increase in Cash                                                        230                54
  Cash at Beginning of Year                                                    36                 5
                                                                        ---------         ---------
Cash at End of Period                                                   $     266         $      59
                                                                        =========         =========


Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities

Net Investment Income                                                   $   1,491         $     985
                                                                        ---------         ---------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities:
 (Increase) Decrease in Investments at Cost                                (1,222)           10,168
  Decrease in Receivable for Investments Sold                                   -               782
 (Increase) Decrease in Accrued Interest and Discount Receivable              (47)            1,017
  Decrease in Prepaid Expenses                                                  6                 3
  Increase in Reimbursable Administrative Expenses Payable                      5                24
  Decrease in Independent General Partners' Fees Payable                       (4)              (13)
  Increase (Decrease) in Legal and Professional Fees Payable                    8               (28)
  Realized Loss on Sales of Investments                                        (7)           (4,533)
                                                                        ---------         ---------
Total Adjustments                                                          (1,261)            7,420
                                                                        ---------         ---------
Net Cash Provided by Operating Activities                               $     230         $   8,405
                                                                        =========         =========

See the Accompanying Notes to Financial Statements (Unaudited).

                                                     ML-LEE ACQUISITION FUND II, L.P.
                                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                           (DOLLARS IN THOUSANDS)
                                                                 (UNAUDITED)




                                                                        Individual    Managing
                                                                          General      General      Limited
                                                                          Partner      Partner      Partners      Total
                                                                       ------------  ----------    -----------   ---------
For the Nine Months Ended September 30, 2000
  Partners' Capital as of January 1, 2000                              $         13  $      322    $    32,540   $  32,875
  Allocation of Net Investment Income                                             -         290          1,201       1,491
  Allocation of Realized Loss on Sale of Investment                               -           -             (7)         (7)
  Allocation of Net Change in Unrealized Depreciation
   on Investments                                                                 -           -             47          47
                                                                       ------------  ----------    -----------   ---------
Partners' Capital as of September 30, 2000                             $         13  $      612    $    33,781   $  34,406
                                                                       ============  ==========    ===========   =========

See the Accompanying Notes to Financial Statements (Unaudited).

                                                 ML-LEE ACQUISITION FUND II, L.P.
                                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                                        SEPTEMBER 30, 2000
                                                      (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)


                                                                                                                          % of
   Principal                                                                        Investment  Investment     Fair       Total
 Amount/Shares     Investment                                                          Date       Cost(f)      Value   Investments
 -------------     ----------                                                       ----------  ----------   --------  -----------
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES


                   BIG V SUPERMARKETS, INC. (a) - Note 3
$10,430            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)(g)    12/27/90   $ 10,430   $ 10,430
117,333 Shares     Big V Holding Corp., Common Stock (c)                               12/27/90      4,107      4,107
                   (16.6% of fully diluted common equity) (e)                                     --------------------------------
                                                                                                    14,537     14,537       42.66%
                                                                                                  --------------------------------
                   COLE NATIONAL CORPORATION
13,161 Warrants    Cole National Corporation, Common Stock Purchase Warrants (c)        9/26/90          -          -
                     (0.0% of fully diluted common equity
                        assuming exercise of warrants)
                        $1,393 13% Sr. Secured Bridge Note
                        Purchased 9/25/90           $1,393
                        Repaid 11/15/90             $1,393                                        -------------------------------
                        Realized Gain               $    0                                               -          -        0.00%
                                                                                                  -------------------------------

                   TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 14,537   $ 14,537       42.66%
                                                                                                  ===============================


                   NON-MANAGED COMPANIES

                   BIOLEASE, INC. - Notes 3 and 7 and Schedule 2
$668               BioLease, Inc., 13% Sub. Nt. due 06/06/04 (b)                        06/08/94  $    576   $    334
96.56  Shares      BioLease, Inc., Common Stock (c)                                     06/08/94        94          -
10,014 Warrants    BioTransplant, Inc., Common Stock Purchase Warrants(c)               06/08/94        14         14
 9,362 Options     BioTransplant, Inc., Common Stock Purchase Options(c)                02/02/96         -          -
                                                                                                  -------------------------------
                                                                                                       684        348      1.02%
                                                                                                  -------------------------------

                   FLA. ORTHOPEDICS, INC. - Schedule 2
 19,366 Shares     FLA. Holdings, Inc. Series B Preferred Stock (a) (c) (d)             08/02/93     1,513          -
  3,822 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants (a) (c)           08/02/93         -          -
                   $4,842 12.5% Subordinated Note
                   Purchased 08/02/93                     $ 4,842
                   Surrendered 08/16/96                   $     0
                   Realized Loss                          $(4,842)
                   121,040 Common Stock
                   Purchased 08/02/93                     $ 1,513
                   Exchanged 08/02/96
                   19,366 Series B Preferred Stock        $ 1,513
                   Realized Gain                          $     0
                   Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                     1,513           -       0.00%
                                                                                                  -------------------------------
                    TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                     $  2,197    $    348       1.02%
                                                                                                  ===============================


See the Accompanying Notes to Financial Statements (Unaudited).

                                           ML-LEE ACQUISITION FUND II, L.P.
                                   SCHEDULE OF PORTFOLIO INVESTMENTS (continued)
                                                 SEPTEMBER 30, 2000
                                               (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)


                                                                                                                       % of
 Principal                                                                         Investment  Investment    Fair      Total
Amount/Shares     Investment                                                          Date       Cost(f)     Value  Investments
-------------     ----------                                                       ----------  ----------  -------- -----------
                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                 Various   $ 11,006    $ 10,764    31.58%
                  Preferred Stock, Common Stock, Warrants and Stock Rights           Various      5,728       4,121    12.10%
                                                                                               ------------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                  $ 16,734    $ 14,885    43.68%
                                                                                               ==============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$10,000           State Street Clipper Receivable, 6.50% due 11/13/00                 9/29/00  $  9,919    $  9,923
$ 9,275           State Street Clipper Receivable, 6.60% due 10/2/00                  9/29/00     9,270       9,273
                                                                                               ------------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                         $ 19,189    $ 19,196    56.32%
                                                                                               ------------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                  $ 19,189    $ 19,196    56.32%
                                                                                               ------------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                   $ 35,923    $ 34,081   100.00%
                                                                                               ==============================


     (a)  Represents  investment  in  affiliates  as defined  in the  Investment
          Company  Act  of  1940.
     (b)  Restricted  security.
     (c)  Restricted  non-income producing equity security.
     (d)  Non-accrual investment status.
     (e)  Percentages of Common Equity are not audited by PricewaterhouseCoopers
          LLP.
     (f) Represents original cost and excludes accretion of discount of $28 for Mezzanine Investments and $7 for Temporary Investments.
     (g) $3,911,000 is scheduled to mature on December 15, 2000, with the remaining $6,519,000 scheduled to mature on March 15, 2001.

See the Accompanying Notes to Financial Statements (Unaudited).

                         ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Such adjustments consisted of those of a normal recurring nature, as well as an adjustment of $205,000 to correct for a 1999 understatement of Mezzanine Investment income. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year. Footnote disclosure which substantially duplicates the disclosure contained in Fund II's Annual Report on Form 10-K for the year ended December 31, 1999, which is hereby incorporated by reference, has been omitted.

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

     On June  15,  2000,  $2,607,000  (20%)  of  Fund  II's  $13,037,000  senior subordinated Note from Big V Supermarkets, Inc. ("Big V") matured. Fund II recorded no gain or loss from this transaction. An additional $3,911,000 (30%) is scheduled to mature on December 15, 2000, with the remaining $6,519,000 (50%) scheduled to mature on March 15, 2001.

     In September 2000, the court approved a settlement in respect of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who had been serving on the Hills Board of Directors as a representative of Fund II). The settlement provided a complete release of Mr. Lee in his role as a director of Hills. As a result, the reserves which had been maintained by Fund II for future indemnification obligations are no longer required for such purpose.

     However, before consenting to the disposition of all or part of Fund II reserves, at the most recent quarterly meeting, the General Partners reviewed certain contractual covenants, commitments and contingencies Fund II's has with respect to its investment in Big V Supermarkets, Inc. ("Big V"). Such covenants, commitments and contingencies may have the effect of delaying and/or precluding future distributions, and accordingly, the General Partners have determined that further distributions should not be made until Fund II's responsibilities under such covenants, commitments and contingencies have been more thoroughly investigated and resolved. The General Partners will continue to review such reserves each quarter in light of this matter, and distributions, if any, will be made in accordance with Fund II's Partnership Agreement.

     Subsequently, Fund II and the Retirement Fund agreed to guarantee, in aggregate, $1,000,000 of short-term financing requirements of Big V.

4.   Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, Florida Orthopedics, Inc. has been on non-accrual status since January 1, 1995.

5.   Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. In accordance with this policy, as of September 30, 2000 and December 31, 1999, Fund II's portfolio of investments excluded approximately $160,000 and $131,000, respectively, of such payment-in-kind notes received from BioLease, Inc.

6.   Related Party Transactions

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

7.    Subsequent Events

     On November 9, 2000, Fund II exercised its rights under the BioTransplant, Inc. common stock purchase warrants and purchased 10,014 shares of BioTransplant, Inc. common stock for $30,042, exclusive of any transaction costs.


                                              SCHEDULE 1
                                    ML-LEE ACQUISITION FUND II, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED LOSS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                       (DOLLARS IN THOUSANDS)
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
                                         =====             =====           ====          ====

 See the Accompanying Notes to Financial Statements (Unaudited).


                                                        SCHEDULE 2
                                             ML-LEE ACQUISITION FUND II, L.P.
                                   SUPPLEMENTAL SCHEDULE OF UNREALIZED DEPRECIATION
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)


                                                             Reversal of        Reversal of
                                                              Unrealized         Unrealized
                                                             Depreciation       Depreciation
                                                                 for                for         Total Unrealized   Total Unrealized
                                                           the Three Months   the Nine Months     Depreciation       Depreciation
                            Investment        Fair               Ended             Ended              as of              as of
Security                       Cost           Value       September 30, 2000 September 30, 2000 December 31, 1999 September 30, 2000
--------------------------  ----------      --------      ------------------ ------------------ ----------------- ------------------
Non Public Securities:
Biolease, Inc.
  Common Stock*             $     94        $     -            $         -      $        -        $       (94)       $      (94)
  Subordinated Notes* (a)        576            334                      -               -               (270)             (270)
FLA. Orthopedics, Inc.
  Preferred  Stock*            1,513              -                      -               -             (1,513)           (1,513)
  Subordinated Note*               -              -                      -               -                  -                 -
                                                               -----------      ----------         ----------        ----------
Unrealized Depreciation from Non Public Securities                       -               -             (1,877)           (1,877)
                                                               -----------      ----------         ----------        ----------

Reversal of Unrealized Depreciation on Securities Sold in 2000:
BioLease, Inc.
  Subordinate Note*                                                      -              47                (47)                -
                                                               -----------      ----------         ----------        ----------
Total Unrealized Depreciation                                  $         -      $       47         $   (1,924)       $   (1,877)
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

     On June  15,  2000,  $2,607,000  (20%)  of  Fund  II's  $13,037,000  senior subordinated Note from Big V Supermarkets, Inc. ("Big V") matured. Fund II recorded no gain or loss from this transaction. An additional $3,911,000 (30%) is scheduled to mature on December 15, 2000, with the remaining $6,519,000 (50%) scheduled to mature on March 15, 2001.

     On November 9, 2000, Fund II exercised its rights under the BioTransplant, Inc. common stock purchase warrants and purchased 10,014 shares of BioTransplant, Inc. common stock for $30,042, exclusive of any transaction costs.

     In September 2000, the court approved a settlement in respect of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who had been serving on the Hills Board of Directors as a representative of Fund II). The settlement provided a complete release of Mr. Lee in his role as a director of Hills. As a result, the reserves which had been maintained by Fund II for future indemnification obligations are no longer required for such purpose.

     However, before consenting to the disposition of all or part of Fund II's reserves, at the most recent quarterly meeting, the General Partners reviewed certain contractual covenants, commitments and contingencies Fund II has with respect to its investment in Big V Supermarkets, Inc. ("Big V"). Such covenants, commitments and contingencies may have the effect of delaying and/or precluding future distributions, and accordingly, the General Partners have determined that further distributions should not be made until Fund II's responsibilties under such covenants, commitments and contingencies have been more thoroughly investigated and resolved. The General Partners will continue to review such reserves each quarter in light of this matter, and distributions, if any, will be made in accordance with Fund II's Partnership Agreement.

     Subsequently, Fund II and the Retirement Fund agreed to guarantee, in aggregate, $1,000,000 of short-term financing requirements of Big V.

     As of September 30, 2000, Fund II had outstanding a total (at cost) of $16,734,000 invested in Mezzanine Investments representing $14,537,000 Managed and $2,197,000 Non-Managed portfolio investments, and Temporary Investments of $19,189,000 comprised of commercial paper with maturities of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of September 30, 2000 there is no outstanding Deferred Distribution Amount.

     As recovered capital from portfolio company sales is distributed to Limited Partners, the Limited Partners' net asset value ("NAV") per Unit is reduced accordingly, and the interest income previously generated by holdings which have been sold will no longer be received by Fund II. Because Fund II has only four portfolio companies remaining, only two of which are income producing, the amount of interest income received by Fund II is not significant. As a result, it is expected that any future cash (to the extent such cash is not reserved for expenses and contingencies - see discussion above) available to pay distributions to Partners will be derived almost entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distribution resulting from the future sale of portfolio holdings, the only cash available for distribution by Fund II will derive from operations; this cash is estimated to be less than one dollar per Unit each quarter.

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

Results of Operations

Net Investment Income

     For the three and nine months ended September 30, 2000 and 1999, Fund II had net investment income of $425,000, $1,491,000, $323,000 and $985,000, respectively. The increase in net investment income during the three and nine months ended September 30, 2000, as compared to the same periods in 1999, is primarily attributable to an increase in interest and discount income from Temporary Investments and other factors, as discussed below.

Investment Income and Expenses

     Total investment income from operations for the three and nine months ended September 30, 2000 and 1999 consists primarily of interest and discount income earned on Fund II's portfolio of Mezzanine and Temporary Investments and short-term money market instruments. For the three and nine months ended
September 30, 2000 and 1999, Fund II had investment income of $717,000, $2,385,000, $655,000 and $1,929,000 respectively. The increase in investment income during the three and nine months ended September 30, 2000, as compared to the same periods in 1999, is primarily attributable to an increase in income earned on Temporary Investments as a result of investing the Fitz and Floyd, Inc. sale proceeds, the Biolease, Inc. partial paydown proceeds, the Big V Supermarkets, Inc. partial maturity proceeds, and income from operations from the third quarter 1999 and forward, all of which have been reserved. This increase was partially offset by a decrease in income earned on Mezzanine Investments as a result of the August 1999 sale of Fitz and Floyd, Inc., the April 2000 partial paydown of the Biolease, Inc. subordinated note and the June 2000 partial maturity of the Big V Supermarkets, Inc. senior subordinated note. In addition, the increase in investment income during the nine months ended September 30, 2000, as compared to the same period in 1999, is attributable to a $205,000 adjustment in the first quarter of 2000 to correct for a 1999 understatement of Mezzanine Investment income.

     Major expenses for the three and nine months ended September 30, 2000 and 1999 consisted of Investment Advisory Fees and Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fee incurred by Fund II to the Investment Adviser for the three and nine months ended September 30, 2000 and 1999 were $167,000, $500,000, $167,000 and $500,000, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus reimbursement of 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of Fund II ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three and nine months ended September 30, 2000 and 1999, Fund II incurred a Fund Administration Fee of $55,000, $166,000, $56,000 and $167,000, respectively. For the three and nine months ended September 30, 2000 and 1999, Fund II incurred $47,000, $150,000, $48,000 and $173,000, respectively, in Reimbursable Administrative Expenses.

     For the three and nine months ended September 30, 2000 and 1999, the Fund incurred legal and professional fees of $1,000, $12,000, $37,000 and $37,000, respectively. Such expenses are primarily attributable to legal fees incurred on behalf of indemnified defendants in connection with the Hills litigation.

Net Assets

     Fund II's net assets increased by $1,531,000 during the nine months ended September 30, 2000, due to net investment income of $1,491,000 and a reversal of net unrealized depreciation of $47,000, partially offset by a net realized loss of $7,000 from the partial paydown of a Mezzanine Investment. During the nine months ended September 30, 1999, Fund II's net assets increased by $1,738,000, due to net investment income of $985,000 and a reversal of net unrealized depreciation of $13,637,000, partially offset by realized losses from the sales of two Mezzanine Investments of $4,533,000 and distributions to partners of $8,351,000.

Unrealized Appreciation and Depreciation on Investments

     Fund II recorded a reversal of net unrealized depreciation of $47,000 during the nine months ended September 30, 2000 as compared to a $13,637,000 reversal of net unrealized depreciation during the same period in 1999. Fund II's cumulative net unrealized depreciation on investments as of September 30, 2000 totaled $1,877,000.

     The Managing General Partner and the Investment Adviser review, on a quarterly basis, the valuation of Fund II's portfolio investments that do not have a readily ascertainable market value; such investment valuations are subject to final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accreted value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgement in estimating the fair value of these investments, there are inherent limitations in any estimation technique.

     As a result of total net realized and unrealized appreciation and depreciation recorded by Fund II through September 30, 2000, Limited Partners' NAV was $152.33 per Unit. Fund II's net assets include private placement securities (approximately 43.3% of net assets) for which there are no ascertainable market values and commercial paper (approximately 55.8% of net assets) which is stated at amortized cost. Fund II's private placement securities are primarily comprised of its investments in Big V Supermarkets, Inc., which are valued at cost. The September 30, 2000 NAV figure does not reflect any change that may have occurred in the value of Fund II's holdings since September 30, 2000, does not reflect residual costs related to the Hills litigation other than those incurred through September 30, 2000, nor does it represent the Units' current market value. Furthermore, Limited Partners may not be able to realize this value upon a sale of their Units.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 2000. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Unrealized Depreciation - Schedule 2.

Realized Losses

     Fund II recorded a realized loss of $7,000 during the nine months ended September 30, 2000, as compared to realized losses of $4,533,000 during the same period in 1999.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of September 30, 2000, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on Fund II's financial position.

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

     Item 3. Defaults Upon Senior Securites.
             ------------------------------
             None

     Item 4. Submission of Matters to a Vote of Security holders.
             ---------------------------------------------------
             None

     Item 5. Other Information.
             -----------------
             None

     Item 6. Exhibits and Reports on Form 8-K.
             --------------------------------
             (a) Exhibits:

                 Exhibit 27 - Financial Data Schedule for the quarter ended September 30, 2000.

             (b) Reports on Form 8-K:

                 None

                                    SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2000.


                                   ML-LEE ACQUISITION FUND II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



Dated:  November 14, 2000      /s/ Kevin T. Seltzer
                               ----------------------------------
                                   Kevin T. Seltzer
                                   ML Mezzanine II, Inc.
                                   Vice President and Treasurer
                                  (Principal Financial Officer of Registrant)