Form 10-K
period 2000-12-31
ML LEE ACQUISITION FUND II L P
filed 2001-04-02
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

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

                                   Part I
Item l. Business

     Formation

     ML-Lee Acquisition Fund II, L.P. ("Fund II") (formerly T.H. Lee Acquisition Fund II, L.P.) was formed along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. the ("Retirement Fund" collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. Fund II's operations commenced on November 10, 1989 and were scheduled to terminate on January 5, 2000. However, the initial ten year term of Fund II has been extended for an additional two year period. The Individual General Partners (as defined below) have the right to extend the term of Fund II for an additional one year period if they determine that such extension is in the best interest of Fund II. Fund II will then have an additional five year period to liquidate its remaining assets.

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

     Mezzanine and Bridge Investments

     As of December 31, 2000, Fund II had outstanding a total (at cost) of $16,720,000 invested in Mezzanine Investments representing $14,537,000 Managed and $2,183,000 Non-Managed portfolio investments. At December 31, 2000, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     Fund II's reinvestment period ended on December 21, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES,
     INCLUDING INVESTMENT DISPOSITIONS AND EXPIRATIONS DURING 2000
     -------------------------------------------------------------

     The following is a brief description of the companies in Fund II's Managed Company portfolio as of December 31, 2000:

     Big V Supermarkets, Inc. ("Big V")
     ----------------------------------
     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost as of December 31, 2000. On June 15, 2000, Big V made a scheduled principal payment of $2,607,000 with respect to Fund II's $13,037,000 senior subordinated Note. Fund II recorded no gain or loss from this transaction. Although $3,911,000 and $6,519,000 were scheduled to mature on December 15, 2000 and March 15, 2001, respectively, Big V failed to make these two principal payments; see also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, for a discussion of this matter and certain bankruptcy proceedings commenced by Big V.

     Cole National Corporation ("Cole")
     ----------------------------------
     Fund II's remaining investment in Cole, common stock purchase warrants for CNC Holding Corporation valued at zero, expired on September 25, 2000.

     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES,
     INCLUDING INVESTMENT DISPOSITIONS DURING 2000
     -----------------------------------------------

     The following is a brief description of the companies in Fund II's Non-Managed Company portfolio as of December 31, 2000:

     BioLease, Inc. ("Biolease") and BioTransplant, Inc. ("BioTransplant")
     ---------------------------------------------------------------------
     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. Fund II's investment in BioLease Common Stock was written down to zero, and the Subordinated Notes were written down to approximately 50% of par value during the year ended December 31, 1997. As of December 31, 2000, total net unrealized depreciation was $364,000.

     On April 28, 2000, BioLease refinanced existing construction and term loans and utilized a portion of the refinancing proceeds to make a $116,000 partial paydown to Fund II of BioLease's 13% Senior Subordinated Note. Fund II realized a loss from this transaction of $7,000, after the payment of $18,000 in transaction costs and the write-off of $11,000 of unamortized note discount.

     On November 9, 2000, Fund II exercised its rights under the BioTransplant common stock purchase warrants and purchased 10,014 shares of BioTransplant common stock for $30,000, exclusive of $11,000 of transaction costs. On November 27, 2000, Fund II sold these shares and received net proceeds of $91,000 and realized a gain of $36,000.

     FLA. Orthopedics, Inc.
     ---------------------
     FLA. Orthopedics, Inc., headquartered in Miami, manufactures, markets and distributes production in two major lines of business: ergonomically designed safety products and orthopedic soft goods. Fund II has valued its remaining investment in FLA. Orthopedics, Inc. at zero, which resulted in total net unrealized depreciation of $1,513,000 as of December 31, 2000.

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

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     No matters were submitted to a vote of the Limited Partners of Fund II during the fourth quarter ended December 31, 2000.


                                   Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established trading market for the Units. The Partnership Agreement contains restrictions that are intended to prevent the development of a public market. Accordingly, accurate information as to the market values of Units at any given date is not available.

     The approximate number of Unit holders as of January 1, 2001, the last effective date of transfer (as described below), was 10,022. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partnership interests in Fund II.

     MLPF&S reports estimated values of limited partnerships and other direct investments on client account statements and no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as Fund II's Units) are provided by independent valuation services. MLPF&S clients may contact their MLPF&S Financial Consultants to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and Fund II's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or Fund II's current net asset value upon the liquidation of assets over its remaining life.

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

     Cash Distributions

     Generally, Fund II has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. However, Fund II's ability to make future cash distributions is restricted. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, the information in which is incorporated herein by reference.

Item 6.  Selected Financial Data
Supplemental Information Schedule


                                                             For the Years Ended December 31,
                                           ----------------------------------------------------------------
TOTAL FUND INFORMATION:                       2000          1999         1998         1997          1996
                                           -----------  -----------  -----------  -----------  ------------
Net Investment Income                      $ 1,923,644  $ 1,096,665  $ 2,822,809  $ 8,426,190  $ 11,023,166

Net Realized Gain (Loss) on Sales of
  Investments                                   29,324   (4,532,421) (26,634,967)      92,648     5,894,176

Net Change in Unrealized Appreciation
  (Depreciation) on Investments                 46,899   13,635,980   33,816,479   (6,129,993)  (15,723,691)

Cash Distributions to Partners                       -    8,350,808   25,810,638   26,672,357    49,261,781

Net Assets                                  34,874,963   32,875,097   31,025,683   46,832,011    71,115,538

Cost of Mezzanine Investments               16,719,729   19,440,708   41,110,511   91,989,046   103,597,216

Total Assets                                35,040,577   33,034,443   31,176,545   47,105,834    71,678,160


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                           $    11.97  $      7.58  $     17.84  $     36.43  $      50.33

Expenses                                         (4.61)       (4.13)       (6.81)       (7.79)       (15.11)
                                            ----------  -----------  -----------  -----------  ------------
Net Investment Income                       $     7.36  $      3.45  $     11.03  $     28.64  $      35.22
                                            ==========  ===========  ===========  ===========  ============

Net Realized Gain (Loss) on Sales of
  Investments                               $      .13  $    (20.61) $   (124.73) $       .42  $      14.47

Net Change in Unrealized Appreciation
  (Depreciation) on Investments                    .21        61.34       152.12       (27.58)       (70.73)

Cash Distributions                                   -        34.92       109.19       106.00        192.87

Cumulative Cash Distributions                 1,302.98     1,302.98     1,267.87     1,158.68      1,052.68

Net Asset Value                                 154.44       146.74       137.49       209.93        314.44

See cash distributions schedule for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     At the regular quarterly meeting of the General Partners of ML-Lee Acquisition Fund II, L.P. ("Fund II"), held on December 14, 1999, Vernon R. Alden, Joseph L. Bower, Stanley H. Feldberg and Thomas H. Lee (the "Individual General Partners") determined to extend the initial ten year term of Fund II, which was due to terminate January 5, 2000, for an additional two year period, pursuant to Section 2.4 of the Partnership Agreement. Such extension will allow Fund II to more effectively deal with its assets pending their liquidation. The term of Fund II will now expire on January 5, 2002. In addition, the Individual General Partners have the right, pursuant to the Partnership Agreement, to extend the term of Fund II for an additional one year period if they determine that such extension is in the best interest of Fund II. Fund II will then have an additional five year period to liquidate its remaining assets.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $24,900,000 for Fund II. As of March 30, 2001, this remaining reserve balance was approximately $3,100,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Inc., Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings, Anchor Advanced Products and BioTransplant, Inc. Additionally, approximately $8,300,000 of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

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

     On June 15, 2000, Big V Supermarkets, Inc. ("Big V") made a scheduled principal payment of $2,607,000 with respect to Fund II's $13,037,000 senior subordinated Note. Fund II recorded no gain or loss from this transaction. Although $3,911,000 and $6,519,000 were scheduled to mature on December 15, 2000 and March 15, 2001, respectively, Big V failed to make these two principal payments, as discussed below.

     On September 25, 2000, Fund II's rights under the CNC Holding Corporation common stock purchase warrants expired. Fund II had valued such investment at zero and, accordingly, recorded no gain or loss upon the expiration of the rights.

     On November 9, 2000, Fund II exercised its rights under the BioTransplant, Inc. ("BioTransplant") common stock purchase warrants and purchased 10,014 shares of BioTransplant common stock for $30,000, exclusive of $11,000 of transaction costs. On November 27, 2000, Fund II sold these shares for net proceeds of $91,000 and realized a gain of $36,000.

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

     However, before consenting to the disposition of all or part of Fund II's reserves, at the quarterly meeting held on September 19, 2000, the General Partners reviewed certain contractual covenants, commitments and contingencies Fund II has in respect of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company), resulting from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern"), Big V (together with certain of its related companies) and Fund II (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of Fund II with respect to such covenants, commitments and contingencies have been determined.

     In November 2000, Fund II and ML-Lee Acquisition Fund (Retirement Accounts)II, L.P.(the "Retirement Fund") agreed to guarantee, in aggregate, $1,000,000 of certain short-term financing requirements of Big V, all of which have since been repaid; as a result, the guarantee was never called upon.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, Big V and other related entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Big V Bankruptcy"), in order to implement a major financial and operational restructuring of its business. Fund II believes that Big V's management currently intends to put forward a reorganization plan that fully pays all of its creditors' claims, including Wakefern's, and changes its distribution agreement, currently with Wakefern.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement will be effectuated and the cost of such change, if any, to Big V. In the event Big V is unsuccessful in its reorganization plan, Wakefern may have certain remedies available to it under the Agreements, including the potential of gaining control of Big V by acquiring, among other interests, Fund II's equity interests in Big V at a price to be determined by investment bankers.

     Currently, Fund II holds a Senior Subordinated Note issued by Big V with outstanding principal of $10.4 million, as well as 117,333 shares of BVH common stock. The carrying value of Fund II's investments in Big V and BVH at December 31, 2000 was $14.5 million. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due Fund II under the Senior Subordinated Note held by Fund II. Subsequently, Big V also failed to make the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due Fund II under such note.

     If the Big V Bankruptcy proceedings are resolved in Big V's favor and the Wakefern distribution agreement is transferred with minimal cost to Big V, the Investment Adviser believes that the value of Fund II's debt investments should be preserved and the value of Fund II's equity investments may be enhanced. On the other hand, if the Big V Bankruptcy proceedings are not resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of Fund II's debt and equity investments may be impaired, and Fund II could conceivably be exposed to losses in excess of its original investment. Currently, neither the Investment Adviser nor the Managing General Partner can predict the outcome of the Big V Bankruptcy proceedings, including such proceedings' impact on the value of the Senior Subordinated Note or the BVH equity held by Fund II, or the timing or amount of payments, if any, that might be made to Fund II pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of Fund II.

     The General Partners will continue to review such reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with Fund II's Partnership Agreement. Currently, Fund II has reserved all the net proceeds received from the 1999 sale of Fitz and Floyd, Inc. ("Fitz and Floyd"), the 2000 partial paydown of the BioLease Note, the 2000 partial maturity of the Big V Note, and the 2000 sale of BioTransplant Common Stock, as well as income from operations from the third quarter 1999 and subsequent quarters.

     Pursuant to the sale of Stablex Canada, Inc. and Seaway TLC Inc. on March 12, 1999, the Funds received rights to a contingent payment which entitles them, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada, Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the sale agreement. Any Distributable Capital Proceeds relating to future receipts by Fund II pursuant to the Agreement will be payable to Partners of record as of the date of the receipt of such proceeds. Fund II ascribes no value to this contingent payment for financial reporting purposes.

     At December 31, 2000, Fund II had outstanding a total (at cost) of $16,720,000 invested in Mezzanine Investments representing $14,537,000 Managed and $2,183,000 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of December 31, 2000 there is no outstanding Deferred Distribution Amount.

     As recovered capital from portfolio company sales is distributed to Limited Partners, the Limited Partners' net asset value ("NAV") per Unit is reduced accordingly, and the corresponding interest income previously generated by such holdings will no longer be received by Fund II. Fund II has three portfolio companies remaining, only one of which is currently income producing; the amount of interest income received by Fund II from such portfolio companies is not significant. As a result, it is expected that any future cash available to pay distributions to Partners (to the extent such cash is not reserved for expenses and contingencies - see discussion of the Big V Bankruptcy above) will be derived almost entirely from recovered capital and gains, if any, from asset sales, which are subject to market conditions and are inherently unpredictable as to timing.

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

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-K, Fund II may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Fund II notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, the impact of current ongoing litigation as it relates to Fund II, and the other risks and uncertainties detailed in this Form 10-K. Fund II undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations

Net Investment Income

     For the year ended December 31, 2000, Fund II had net investment income of $1,923,000 as compared to $1,097,000 and $2,823,000 for the years ended December 31, 1999 and 1998, respectively. The increase in net investment income during 2000 as compared to 1999 is primarily attributable to an increase in interest and discount income from Temporary Investments partially offset by a decrease in interest income from Mezzanine Investments and other factors, as discussed below. The decrease in net investment income during 1999 as compared to 1998 is primarily attributable to the sales of income producing companies during 1999 and 1998.

Investment Income and Expenses

     The total investment income from operations for the years ended December 31, 2000, 1999 and 1998 consists primarily of interest and discount income earned on the investment of proceeds from Partner's contributions in Mezzanine Investments and short-term money market instruments. For 2000, Fund II had investment income of $3,127,000, as compared to $2,409,000 and $4,336,000 for 1999 and 1998, respectively.

     The increase in investment income during 2000, as compared to 1999, is primarily attributable to an increase in income earned on Temporary Investments as a result of investing the Fitz and Floyd sale proceeds, the BioLease partial paydown proceeds, the Big V partial maturity proceeds, the BioTransplant stock sale proceeds and income from operations from the third quarter 1999 and forward, all of which have been reserved. This increase was partially offset by a decrease in income earned on Mezzanine Investments as a result of the August 1999 sale of Fitz and Floyd the April 2000 partial paydown of the BioLease subordinated note and the June 2000 partial maturity of the Big V senior subordinated note. In addition, the increase in investment income during 2000, as compared to 1999, is attributable to a $205,000 adjustment in the first quarter of 2000 to correct for a 1999 understatement of Mezzanine Investment income. The decrease in investment income during 1999 as compared to 1998 is directly attributable to the sales of income producing companies during 1999 and 1998.

     Major expenses for the years ended December 31, 2000, 1999 and 1998 consisted of Investment Advisory Fees and Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees incurred by Fund II to the Investment Adviser for the years ended December 31, 2000, 1999 and 1998 were $666,000, $666,000 and $654,000, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus reimbursement of 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of Fund II ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For each of the years ended December 31, 2000, 1999 and 1998 Fund II incurred Fund Administration Fees of $222,000. For the years ended December 31, 2000, 1999 and 1998 Fund II incurred $172,000, $276,000 and $295,000, respectively, in Reimbursable Administrative Expenses. The decrease in Reimbursable Administrative Expenses for 2000, as compared to 1999 and 1998, is due to an overall reduction in custodian, printing and legal administrative fees during 2000 and 1999 resulting from fewer investments held by Fund II during 2000 and 1999.

     Legal and professional fees for the years ended December 31, 2000, 1999 and 1998 were $43,000, $52,000 and $247,000, respectively. These expenses are largely attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by Fund II in connection with certain litigation proceedings. The decrease in legal and professional fees for 2000 and 1999 as compared to 1998 is primarily attributable to the legal fees incurred by Fund II in connection with the settlement of the Seidel litigation in 1998.

Net Assets

     Fund II's net assets increased by $1,999,000 during the year ended December 31, 2000, due to net investment income of $1,923,000, net realized gain from the sales of Mezzanine Investments of $29,000 and reversal of net unrealized depreciation of $47,000.

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

     Fund II's net assets decreased by $15,807,000 during the year ended December 31, 1998, due to the payment of cash distributions to partners of $25,811,000 ($15,389,000 of which was return of capital from the sales of Mezzanine Investments) and net realized loss from the sales of Mezzanine Investments of $26,635,000, partially offset by net investment income of $2,823,000 and reversal of net unrealized depreciation of $33,816,000.

Unrealized Appreciation and Depreciation on Investments

     As a result of dispositions of Mezzanine Investments, Fund II recorded a reversal of net unrealized depreciation of $47,000 during the year ended December 31, 2000, as compared to a $13,636,000 reversal of net unrealized depreciation during the year ended December 31, 1999 and a $33,816,000 reversal of net unrealized depreciation during the year ended December 31, 1998. Fund II's cumulative net unrealized depreciation on investments as of December 31, 2000 totaled $1,877,000.

     For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the Investment Adviser and is approved by the Managing General Partner with final approval from the Individual General Partners of Fund II. Portfolio investments are valued at original cost plus accreted value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Investment Adviser and the General Partners believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

     Approximately 46.5% of Fund II's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction. As of December 31, 2000, Fund II's investments in Big V and BVH represent approximately 42.4% of Fund II's fair value. As discussed above in Liquidity and Capital Resources, neither the Investment Adviser nor the Managing General Partner can currently predict the outcome of the Big V Bankruptcy proceedings, including such proceedings impact on the value of Fund II's investments in Big V and BVH.

     As a result of total net realized and unrealized appreciation and depreciation recorded by Fund II through December 31, 2000, Limited Partners' net asset value ("NAV") was $154.44 per Unit. Fund II's net assets as of that date included its holdings in Big V and BVH (approximately 41.7% of net assets, valued at cost) and other private placement securities (approximately 1.0% of net assets), for which there are no ascertainable market values, and commercial paper (approximately 55.6% of net assets), which is stated at amortized cost. The December 31, 2000 NAV figure does not reflect any change that may subsequently have occurred in the value of Fund II's holdings. Moreover, in light of the recent Big V Bankruptcy filing, there is a high degree of uncertainty associated with Fund II's estimate of the value of its investments in Big V and BVH (see also Liquidity and Capital Resources above). In addition, the Big V Bankruptcy and related litigation may potentially have an effect on other assets of Fund II. The previously computed NAV does not represent the Units' current market value, and Limited Partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of Fund II's assets.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 2000. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Net Unrealized Appreciation and Depreciation - Schedule 2.

Net Realized Gains and Losses

     For the year ended December 31, 2000, Fund II recorded a net realized gain from investments of $29,000, as compared to a net realized loss of $4,533,000 for the year ended December 31, 1999 and a net realized loss of $26,635,000 for the year ended December 31, 1998. For additional information related to the current year, please refer to the Supplemental Schedule of Net Realized Gain -
Schedule 1.

Cash Distributions

     As recovered capital from portfolio company sales is distributed to the Limited Partners, the NAV per Unit is reduced accordingly, and the corresponding interest income previously generated by such holdings will no longer be received by Fund II. Fund II has three porfolio companies remaining, only one of which is currently income producing; the amount of interest income received by Fund II from such portfolio companies is not significant. As a result, it is expected that any future cash available to pay distributions to Partners (to the extent such cash is not reserved for expenses and contingencies - see discussion of the Big V Bankruptcy above) will be derived almost entirely from recovered capital and gains, if any, from asset sales, which are subject to market conditions and are inherently unpredictable as to timing.

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

(c)  As more fully discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results
     of Operations - Liquidity and Capital Resources, the Individual General Partners have determined that it would not be prudent to make distributions to Partners at this time. Accordingly, Fund II has reserved all the proceeds received from the sale of Fitz and Floyd, the partial paydown of the BioLease note, the partial maturity of the Big V note, and the sale of BioTransplant stock, as well as income from operations from the third quarter 1999 and subsequent quarters.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     As of December 31, 2000, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on Fund II's financial position.

Item 8.    Financial Statements and Supplemental Data


                        ML-LEE ACQUISITION FUND II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
    As of December 31, 2000 and December 31, 1999

Statements of Operations
    For the Years Ended December 31, 2000, 1999 and 1998

Statements of Changes in Net Assets
    For the Years Ended December 31, 2000, 1999 and 1998

Statements of Cash Flows
    For the Years Ended December 31, 2000, 1999 and 1998

Statements of Changes in  Partners'  Capital
    For the Years Ended December 31, 2000, 1999 and 1998

Schedule of Portfolio Investments
    as of December 31, 2000

Notes to Financial Statements

Supplemental Schedule of Net Realized Gain - Schedule 1

Supplemental Schedule of Net Unrealized Appreciation and Depreciation - Schedule 2

                      Report of Independent Accountants


To the General and Limited Partners of ML-Lee Acquisition Fund II, L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund II, L.P. (the "Fund") at December 31, 2000 and December 31, 1999, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2000 by correspondence with the custodian, provide a reasonable basis for our opinion.

     The financial statements include securities, valued at $14.9 million at December 31, 2000 (42.6% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

     As discussed in Note 1, the Fund is scheduled to dissolve on January 5, 2002. The Individual General Partners have the right to extend the term of the Fund for an additional one year period.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of net realized gain (Schedule 1) and the schedule of net unrealized appreciation and depreciation (Schedule 2) are presented for the purposes of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Fund's management. Such schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 23, 2001

                                     ML-LEE ACQUISITION FUND II, L.P.
                        STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                         (DOLLARS IN THOUSANDS)


                                                                             December 31,          December 31,
                                                                                 2000                  1999
                                                                             ------------          ------------
Assets:

Investments - Notes 2, 4, 5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $14,537
      at December 31, 2000 and $17,144 at December 31, 1999)                  $   14,537            $   17,144
    Non-Managed Companies (amortized cost $2,183
      at December 31, 2000 and $2,297 at December 31, 1999)                          334                   406
    Temporary Investments, at amortized cost (cost $19,271
      at December 31, 2000 and $15,255 at December 31, 1999)                      19,393                15,280
Cash                                                                                 162                    36
Accrued Interest - Note 2                                                            591                   163
Prepaid Expenses                                                                      23                     6
                                                                              ----------            ----------
Total Assets                                                                  $   35,040            $   33,035
                                                                              ==========            ==========


Liabilities and Partners' Capital:

Liabilities
  Reimbursable Administrative Expenses Payable - Note 8                       $      104            $      105
  Independent General Partners' Fees Payable - Note 9                                 16                     6
  Legal and Professional Fees Payable                                                 42                     5
  Deferred Interest Income - Note 2                                                    4                    44
                                                                              ----------            ----------
Total Liabilities                                                                    166                   160
                                                                              ----------            ----------

Partners' Capital - Note 2
  Individual General Partner                                                          13                    13
  Managing General Partner                                                           612                   322
  Limited Partners (221,745 Units)                                                34,249                32,540
                                                                              ----------            ----------
Total Partners' Capital                                                           34,874                32,875
                                                                              ----------            ----------
Total Liabilities and Partners' Capital                                       $   35,040            $   33,035
                                                                              ==========            ==========

See the Accompanying Notes to Financial Statements.

                                          ML-LEE ACQUISITION FUND II, L.P.
                                              STATEMENTS OF OPERATIONS
                                               (DOLLARS IN THOUSANDS)


                                                                                  For the Years Ended December 31,
                                                                                ------------------------------------
                                                                                   2000          1999         1998
                                                                                ---------     ---------    ---------
Investment Income - Notes 2, 4, 6:
  Interest                                                                      $   2,092     $   2,062    $   3,933
  Discount and Other Income                                                         1,035           347          403
                                                                                ---------     ---------    ---------
    Total Investment Income                                                         3,127         2,409        4,336
                                                                                ---------     ---------    ---------
Expenses:
  Investment Advisory Fee - Note 7                                                    666           666          654
  Fund Administration Fee - Note 8                                                    222           222          222
  Reimbursable Administrative Expenses - Note 8                                       172           276          295
  Independent General Partners' Fees and Expenses - Note 9                             93            91           91
  Legal and Professional Fees                                                          43            52          247
  Insurance Expense                                                                     8             5            4
                                                                                ---------     ---------    ---------
    Total Expenses                                                                  1,204         1,312        1,513
                                                                                ---------     ---------    ---------
Net Investment Income                                                               1,923         1,097        2,823
                                                                                ---------     ---------    ---------

Net Realized Gain (Loss) on Sales of Investments - Note 4 and Schedule 1               29        (4,533)     (26,635)
                                                                                ---------     ---------    ---------
Net Change in Unrealized Appreciation (Depreciation)
  on Investments - Note 5 and Schedule 2
  Publicly Traded Securities                                                            -             -       33,816
  Nonpublic Securities                                                                 47        13,636            -
                                                                                ---------     ---------    ---------
  Subtotal                                                                             47        13,636       33,816
                                                                                ---------     ---------    ---------

Net Increase in Net Assets Resulting from Operations                                1,999        10,200       10,004
Less:  Earned MGP Distributions to Managing General Partner                          (297)         (380)      (1,460)
                                                                                ---------     ---------    ---------

Net Increase Available For Pro-Rata Distribution to All Partners                $   1,702     $   9,820    $   8,544
                                                                                =========     =========    =========

See the Accompanying Notes to Financial Statements.

                                         ML-LEE ACQUISITION FUND II, L.P.
                                       STATEMENTS OF CHANGES IN NET ASSETS
                                              (DOLLARS IN THOUSANDS)



                                                                                For the Years Ended December 31,
                                                                              -------------------------------------
                                                                                 2000          1999          1998
                                                                              ---------     ---------     ---------
From Operations:
  Net Investment Income                                                       $   1,923     $   1,097     $   2,823
  Net Realized Gain (Loss) on Sales of Investments                                   29        (4,533)      (26,635)
  Net Change in Unrealized Appreciation (Depreciation) on Investments                47        13,636        33,816
                                                                              ---------     ---------     ---------

  Net Increase in Net Assets Resulting from Operations                            1,999        10,200        10,004
  Cash Distributions to Partners                                                      -        (8,351)      (25,811)
                                                                              ---------     ---------     ---------

  Total Increase (Decrease)                                                       1,999         1,849       (15,807)
Net Assets:
  Beginning of Year                                                              32,875        31,026        46,833
                                                                              ---------     ---------     ---------

  End of Year                                                                 $  34,874     $  32,875     $  31,026
                                                                              =========     =========     =========

See the Accompanying Notes to Financial Statements.

                                          ML-LEE ACQUISITION FUND II, L.P.
                                             STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)



                                                                               For the Years Ended December 31,
                                                                          -----------------------------------------
                                                                             2000            1999           1998
                                                                          ----------      ----------     ----------
Increase (Decrease) in Cash

Cash Flows From Operating Activities:
  Interest, Discount and Other Income                                     $   2,562       $   3,586      $   3,135
  Investment Advisory Fee                                                      (666)           (666)          (654)
  Fund Administration Fee                                                      (222)           (222)          (222)
  Independent General Partners' Fees and Expenses                               (83)           (103)           (84)
  Reimbursable Administrative Expenses                                         (173)           (193)          (284)
  Legal and Professional Fees                                                   (17)            (77)          (317)
  Insurance Expense                                                             (25)             (8)            (4)
  (Purchase) Sale of Temporary Investments, Net                              (4,016)        (11,854)           210
  Purchase of Portfolio Company Investments                                     (30)              -              -
  Proceeds from Sales, Maturities and Paydowns
    of Portfolio Company Investments                                          2,796          17,919         23,462
                                                                          ---------       ---------      ---------
Net Cash Provided by Operating Activities                                       126           8,382         25,242
                                                                          ---------       ---------      ---------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                  -          (8,351)       (25,482)
                                                                          ---------       ---------      ---------
Net Cash Used in Financing Activities                                             -          (8,351)       (25,482)
                                                                          ---------       ---------      ---------
  Net Increase (Decrease) in Cash                                               126              31           (240)
  Cash at Beginning of Year                                                      36               5            245
                                                                          ---------       ---------      ---------
Cash at End of Year                                                       $     162       $      36      $       5
                                                                          =========       =========      =========

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities:

  Net Investment Income                                                   $   1,923       $   1,097      $   2,823
                                                                          ---------       ---------      ---------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities:
  (Increase) Decrease in Investments at Cost                                 (1,290)          9,816         51,089
  (Increase) Decrease in Receivable for Investments Sold                          -             782           (782)
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivable                                          (565)          1,177         (1,201)
  (Increase) Decrease in Prepaid Expenses                                       (17)             (3)             1
  Increase (Decrease) in Legal and Professional Fees Payable                     37             (25)           (70)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable            (1)             83             11
  Increase (Decrease) in Independent General Partners' Fees Payable              10             (12)             6
  Net Realized Gain (Loss) on Sales of Investments                               29          (4,533)       (26,635)
                                                                          ---------       ---------      ---------
Total Adjustments                                                            (1,797)          7,285         22,419
                                                                          ---------       ---------      ---------
Net Cash Provided by Operating Activities                                 $     126       $   8,382      $  25,242
                                                                          =========       =========      =========

See the Accompanying Notes to Financial Statements.

                                         ML-LEE ACQUISITION FUND II, L.P.
                                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                             (DOLLARS IN THOUSANDS)



                                                                Individual     Managing
                                                                 General        General       Limited
                                                                 Partner        Partner      Partners       Total
                                                                ----------    ----------    ----------    ----------
Partners' Capital at January 1, 1998                            $      15     $     266     $  46,552     $  46,833
Allocation of Net Investment Income                                     1           376         2,446         2,823
Allocation of Net Realized Loss on Sales of Investments                (6)        1,030       (27,659)      (26,635)
Allocation of Net Change in Unrealized
  Depreciation on Investments                                           8            76        33,732        33,816
Cash Distributions to Partners                                         (5)       (1,223)      (24,583)      (25,811)
                                                                ---------     ---------     ---------     ---------
Partners' Capital at December 31, 1998                                 13           525        30,488        31,026
Allocation of Net Investment Income                                     -           332           765         1,097
Allocation of Net Realized Loss on Sales of Investments                (1)           40        (4,572)       (4,533)
Allocation of Net Change in Unrealized
  Depreciation on Investments                                           3            31        13,602        13,636
Cash Distributions to Partners                                         (2)         (606)       (7,743)       (8,351)
                                                                ---------     ---------     ---------     ---------
Partners' Capital at December 31, 1999                                 13           322        32,540        32,875
Allocation of Net Investment Income                                     -           290         1,633         1,923
Allocation of Net Realized Gain on Sales of Investments                 -             -            29            29
Allocation of Net Change in Unrealized Depreciation
  on Investments                                                        -             -            47            47
                                                                ---------     ---------     ---------     ---------
Partners' Capital at December 31, 2000                          $      13     $     612     $  34,249     $  34,874
                                                                =========     =========     =========     =========

See the Accompanying Notes to Financial Statements.

                                                 ML-LEE ACQUISITION FUND II, L.P.
                                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                                        DECEMBER 31, 2000
                                                     (DOLLARS IN THOUSANDS)


                                                                                                              Fair        % Of
  Principal                                                                          Investment  Investment   Value       Total
Amount/Shares      Investment                                                           Date       Cost(f)   (Note 2)  Investments
- -------------      ----------                                                        ----------  ----------  --------  -----------
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   BIG V SUPERMARKETS, INC. (a) - Note 4
$10,430            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)(g)    12/27/90   $ 10,430   $ 10,430
117,333 Shares     Big V Holding Corp., Common Stock (c)                               12/27/90      4,107      4,107
                   (16.6% of fully diluted common equity) (e)
                                                                                                  -------------------------------
                   TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 14,537   $ 14,537       42.43%
                                                                                                  ===============================

                   NON-MANAGED COMPANIES

                   BIOLEASE, INC.- Note 4 and Schedule 2
$668               BioLease, Inc., 13% Sub. Nt. due 06/06/04 (b)                       06/08/94   $    576   $    334
96.56 Shares       BioLease, Inc., Common Stock (c)                                    06/08/94         94          -
9,362 Options      BioTransplant, Inc., Common Stock Purchase Options(c)               02/02/96          -          -
                                                                                                  -------------------------------
                                                                                                       670        334        0.97%
                                                                                                  -------------------------------
                   FLA. ORTHOPEDICS, INC. - Note 6 and Schedule 2
19,366 Shares      FLA. Holdings, Inc. Series B Preferred Stock (a) (c) (d)            08/02/93      1,513          -
3,822 Warrants     FLA. Holdings, Inc. Common Stock Purchase Warrants (a) (c)          08/02/93          -          -
                       $4,842 12.5% Subordinated Note
                       Purchased 08/02/93                     $ 4,842
                       Surrendered 08/16/96                   $     0
                       Realized Loss                          $(4,842)
                       121,040 Common Stock
                       Purchased 08/02/93                     $ 1,513
                       Exchanged 08/02/96
                       19,366 Series B Preferred Stock        $ 1,513
                       Realized Gain                          $     0
                       Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                     1,513          -        0.00%
                                                                                                  -------------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                      $  2,183    $    334       0.97%
                                                                                                  ===============================

                   SUMMARY OF MEZZANINE INVESTMENTS

                   Subordinated Notes                                                  Various    $ 11,006    $ 10,764      31.41%
                   Preferred Stock, Common Stock, Options, Warrants and Stock Rights   Various       5,714       4,107      11.99%
                                                                                                  -------------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                    $ 16,720    $ 14,871      43.40%
                                                                                                  ===============================

                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER
$10,000            General Electric Capital Corp, 6.44% due 1/3/01                     11/27/00   $  9,934    $  9,996
$ 9,400            Clipper Receivable Corp., 6.50% due 1/3/01                          11/27/00      9,337       9,397
                                                                                                  -------------------------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                                           $ 19,271    $ 19,393      56.60%
                                                                                                  -------------------------------
                   TOTAL TEMPORARY INVESTMENTS                                                    $ 19,271    $ 19,393      56.60%
                                                                                                  ===============================

                   TOTAL INVESTMENT PORTFOLIO                                                     $ 35,991    $ 34,264     100.00%
                                                                                                  ===============================

(a) Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b) Restricted security.
(c) Restricted non-income producing equity security.
(d) Non-accrual investment status.
(e) Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(f) Represents original cost and excludes accretion of discount of $28 for
    Mezzanine Investments and $122 for Temporary Investments.
(g) Principal payments were scheduled to be made on December 15, 2000 for $3,911,000 and on
    March 15, 2001 for the remaining $6,519,000. However, Big V failed to make these two principal payments and also failed to make the November 15, 2000, February 15, 2001 and March 15, 2001
    interest payments due under the note. See also Note 4 of Notes to Financial Statements.

See the Accompanying Notes to Financial Statements.

                         ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

     At the regular quarterly meeting of the General Partners of Fund II held on December 14, 1999, the Individual General Partners determined to extend the initial ten year term of Fund II, which was due to terminate January 5, 2000, for an additional two year period, pursuant to Section 2.4 of the Partnership Agreement. Such extension will allow Fund II to more effectively deal with its assets pending their liquidation. The term of Fund II will now expire on January 5, 2002. In addition, the Individual General Partners have the right, pursuant to the Partnership Agreement, to extend the term of Fund II for an additional one year period if they determine that such extension is in the best interest of Fund II. Fund II will then have an additional five year period to liquidate its remaining assets.

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

Valuation of Investments

     Securities for which market quotations are readily available are valued by reference to such market quotation using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Investment Adviser and is approved by the Managing General Partner with final approval from the Individual General Partners of Fund II. For privately issued securities in which Fund II typically invests, the fair value of an investment is generally its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments generally will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Investment Adviser and the General Partners believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Investment Adviser and the General Partners use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which Fund II could realize in a current transaction. Future confirming events will also affect the estimates of fair value and the effect of such events on the estimates of fair value could be material.

     Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market value.

     The information presented herein is based on pertinent information available to the Investment Adviser and General Partners as of December 31, 2000. Although the Investment Adviser and General Partners are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. In accordance with this policy, as of December 31, 2000 and 1999, Fund II's portfolio of investments excluded approximately $168,000 and $131,000, respectively, of such payment-in-kind notes received from BioLease, Inc.

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

     On June 15, 2000, Big V Supermarkets, Inc. ("Big V") made a scheduled principal payment of $2,607,000 with respect to Fund II's $13,037,000 Senior Subordinated Note. Fund II recorded no gain or loss from this transaction. Although $3,911,000 and $6,519,000 were scheduled to mature on December 15, 2000 and March 15, 2001, respectively, Big V failed to make these two principal payments, as discussed below.

     On September 25, 2000, Fund II's rights under the CNC Holding Corporation common stock purchase warrants expired. Fund II had valued such investment at zero and, accordingly, recorded no gain or loss upon the expiration of the rights.

     On November 9, 2000, Fund II exercised its rights under the BioTransplant, Inc. ("BioTransplant") common stock purchase warrants and purchased 10,014 shares of BioTransplant common stock for $30,000, exclusive of $11,000 of transaction costs. On November 27, 2000, Fund II sold these shares and received net proceeds of $91,000 and realized a gain of $36,000.

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

     However, before consenting to the disposition of all or part of Fund II's reserves, at the quarterly meeting held on September 19, 2000, the General Partners reviewed certain contractual covenants, commitments and contingencies Fund II has in respect of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company), resulting from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern"), Big V (together with certain of its related companies) and Fund II (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of Fund II with respect to such covenants, commitments and contingencies have been determined.

     In November 2000, Fund II and the Retirement Fund agreed to guarantee, in aggregate, $1,000,000 of certain short-term financing requirements of Big V, all of which have since been repaid; as a result, the guarantee was never called upon.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, Big V and other related entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Big V Bankruptcy"), in order to implement a major financial and operational restructuring of its business. Fund II believes that Big V's management currently intends to put forward a reorganization plan that fully pays all of its creditors' claims, including Wakefern's, and changes its distribution agreement, currently with Wakefern.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement will be effectuated and the cost of such change, if any, to Big V. In the event Big V is unsuccessful in its reorganization plan, Wakefern may have certain remedies available to it under the Agreements, including the potential of gaining control of Big V by acquiring, among other interests, Fund II's equity interests in Big V at a price to be determined by investment bankers.

     Currently, Fund II holds a Senior Subordinated Note issued by Big V with outstanding principal of $10.4 million, as well as 117,333 shares of BVH common stock. The carrying value of Fund II's investments in Big V and BVH at December 31, 2000 was $14.5 million. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due Fund II under the Senior Subordinated Note held by Fund II. Subsequently, Big V also failed to make the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due Fund II under such note.

     If the Big V Bankruptcy proceedings are resolved in Big V's favor and the Wakefern distribution agreement is transferred with minimal cost to Big V, the Investment Adviser believes that the value of Fund II's debt investments should be preserved and the value of Fund II's equity investments may be enhanced. On the other hand, if the Big V Bankruptcy proceedings are not resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of Fund II's debt and equity investments may be impaired, and Fund II could conceivably be exposed to losses in excess of its original investment. Currently, neither the Investment Adviser nor the Managing General Partner can predict the outcome of the Big V Bankruptcy proceedings, including such proceedings impact on the value of the Senior Subordinated Note or the BVH equity held by Fund II, or the timing or amount of payments, if any, that might be made to Fund II pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of Fund II.

     The General Partners will continue to review such reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with Fund II's Partnership Agreement. Currently, Fund II has reserved all the net proceeds received from the 1999 sale of Fitz and Floyd, Inc., the 2000 partial paydown of the BioLease Note, the 2000 partial maturity of the Big V Note, and the 2000 sale of BioTransplant Common Stock, as well as income from operations from the third quarter 1999 and subsequent quarters.

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

     Should bankruptcy proceedings commence, either voluntarily or by action of the court against a portfolio company, the ability of Fund II to liquidate the position or collect proceeds from the action may be delayed or limited. See discussion of the Big V Bankruptcy above.

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

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, Fund II is required to disclose any difference in the tax basis of Fund II's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 2000, the tax basis of Fund II's assets are greater than the amounts reported in the financial statements by approximately $1,900,000. This difference is primarily attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

                                              SCHEDULE 1
                                    ML-LEE ACQUISITION FUND II, L.P.
                               SUPPLEMENTAL SCHEDULE OF NET REALIZED GAIN
                                  FOR THE YEAR ENDED DECEMBER 31, 2000
                                        (DOLLARS IN THOUSANDS)


                                                                                                Net
                                                  Par Value/       Investment      Net       Realized
Security                                       Number of Shares       Cost       Proceeds   Gain (Loss)
- -----------------------------                  ----------------    ----------    --------   -----------
Big V Supermarkets, Inc. (Note)                     $2,607           $  2,607    $  2,607     $      -

BioLease, Inc. (Note)                                $116                 105          98           (7)

BioTransplant, Inc. (Common Stock)               10,014 shares             55          91           36
                                                                     --------    --------     --------

Total at December 31, 2000                                           $  2,767    $  2,796     $     29
                                                                     ========    ========     ========

See Accompanying Notes to Financial Statements.

                                                             SCHEDULE 2
                                                  ML-LEE ACQUISITION FUND II, L.P.
                                SUPPLEMENTAL SCHEDULE OF NET UNREALIZED APPRECIATION AND DEPRECIATION
                                                FOR THE YEAR ENDED DECEMBER 31, 2000
                                                       (DOLLARS IN THOUSANDS)



                                                                   Total
                                                              Net Unrealized
                                                               Appreciation        Unrealized Appreciation (Depreciation) for
                                                              (Depreciation) ------------------------------------------------------
                                           Investment   Fair  at December 31,                                               1995 &
Security                                      Cost     Value        2000        2000     1999     1998     1997     1996     Prior
- --------                                   ----------  -----  -------------- --------  -------  -------  --------  ------- --------
Non Public Securities
  BioLease, Inc.
    Common Stock*                             $   94   $   -    $    (94)    $      -  $     -  $     -  $   (94) $      - $      -
    Subordinated Note*(a)                        576     334        (270)           -        -        -     (270)        -        -
  FLA. Orthopedics, Inc.
    Preferred  Stock*                          1,513       -      (1,513)           -        -        -        -         -   (1,513)
    Subordinated Note*                             -       -           -            -        -        -        -     4,842   (4,842)
                                                                --------     --------  -------  -------  -------  -------- --------
Total Unrealized Depreciation
  from Non Public Securities                                    $ (1,877)    $      -  $     -  $     -  $  (364) $  4,842 $ (6,355)
                                                                --------     --------  -------  -------  -------  -------- --------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold in 2000
  BioLease, Inc. - Subordinated Note*                           $      -     $     47  $     -  $     -  $   (47) $      - $      -
Reversal of Unrealized Appreciation (Depreciation)
  from Securities Sold Prior to 2000                                   -            -   13,636   33,816   (5,718)  (20,566) (21,168)
                                                                --------     --------  -------  -------  -------  -------- --------
Total Unrealized Appreciation (Depreciation)
  from Securities Sold                                          $      -     $     47  $13,636  $33,816  $(5,765) $(20,566)$(21,168)
                                                                --------     --------  -------  -------  -------  -------- --------

Net Unrealized Appreciation (Depreciation)                      $ (1,877)    $     47  $13,636  $33,816  $(6,129) $(15,724)$(27,523)
                                                                ========     ========  =======  =======  =======  ======== ========

*  Restricted Security
(a) Investment cost excludes accretion of discount of $28.

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

     Mr. Alden, 77, Individual General Partner of Fund II and the Retirement Fund (used together with Fund II as the "Funds"). Director of Sonesta International Hotels Corporation. Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Consul General of the Royal Kingdom of Thailand.

     Mr. Bower, 62, Individual General Partner of the Funds. Donald Kirk David Professor of Business Administration, Harvard Business School faculty member since 1963. Director of Anika Therapeutics, Inc., Brown Shoe Co., New America High Income Fund, Sonesta International Hotels Corporation, and The Lincoln Foundation. Trustee of the DeCordova & Dana Museum and Sculpture Park and the New England Conservatory of Music.

     Mr. Feldberg, 76, Individual General Partner of the Funds. Chairman of the Board of Storm Eye Institute at Medical University of South Carolina. Past Director of TJX Companies, Inc., and Waban Inc., Trustee - Emeritus of Brandeis University, Honorary Trustee of Beth Israel Deaconess Medical Center.

     Mr. Lee, 56, Individual General Partner of the Funds. Chairman of the Administrative General Partner of the Investment Adviser to the Funds since 1989; Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989. Chairman of the Administrative General Partner of Thomas H. Lee Equity Fund III, L.P. since 1996, Chairman of the General Partner of Thomas H. Lee Equity Fund IV, L.P. since 1998 and Chairman of the General Partner of Thomas H. Lee Equity Fund V, L.P. since 2000. Founder of the Thomas
H. Lee Company (the "Lee Company") and its President from 1974 to 1999; Chairman of the General Partner of Thomas H. Lee Partners, L.P. since 1999. Director of Finlay Enterprises Inc., Metris Companies, Inc., Vertis Holdings, Inc., Miller Import Corporation, Wyndham International, Inc., The Smith and Wollensky Restaurant Group, Inc., and Vail Resorts, Inc. Mr. Lee also serves in a trustee or other capacity for numerous civic and charitable organizations.

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

     Mr. Shepherd, 71, is Chairman of TSG Equity Partners, LLC. Mr. Shepherd is also currently a director of CCI, Inc., Community Resource Systems, Inc., 4R Systems, Inc., Myutility, Inc., OptaSite, Inc., Rayovac Corporation and Vermont Teddy Bear Co.

     Mr. Harkins, 60, has been affiliated with Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company, since 1974 and currently serves as President. Mr. Harkins has served as Chairman of National Dentex Corporation since 1983. He is also a director of National Dentex Corporation, Fisher Scientific International, Inc., Conseco, Inc., Cott Corp., Metris Companies Inc., Tucker Anthony Sutro, Syratec Corporation and Stanley Furniture Co.

     Mr. Boll, 45, served as a Managing Director of the Thomas H. Lee Company from 1991 to 1999 and as a Managing Director of the General Partner of Thomas H. Lee Partners, L.P. since 1999. From 1986 to 1991 he served as a Vice President of the Thomas H. Lee Company. Mr. Boll is a Director of Big V Supermarkets, Inc., Cott Corp., Tucker Anthony Sutro, Metris Companies, Inc., Smith and Wollensky Restaurant Group, Inc., Transwestern Publishing, L.P. and United Industries Corporation.

     Mr. Schoen, 42, served as a Managing Director of the Thomas H. Lee Company from 1991 to 1999 and as a Managing Director of the General Partner of Thomas H. Lee Partners, L.P. since 1999. From 1986 to 1990 he served as a Vice President of the Thomas H. Lee Company. Mr. Schoen is also a Director of Rayovac Corporation, ARC Holdings, LLC, Syratech Corporation, Transwestern Publishing L.P., United Industries Corporation and Wyndham International Inc.

     Ms. Masler, 47, has been Treasurer of the Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1984.

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

     Kevin K. Albert, 48, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") and is responsible for the Private Equity Group and Exclusive Sales and Divestitures Group. He joined Merrill Lynch in 1981. Mr. Albert's work in the Private Equity Group is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. His work in the Exclusive Sales and Divestitures Group involves managing a team of investment bankers executing middle-market exclusive sales transactions. Mr. Albert is also a director of ML Media
Management Inc. ("ML Media"), an affiliate of ML Mezzanine II Inc. ("ML Mezzanine II") and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity") an affiliate of ML Mezzanine II and a joint Venturer of Media Opportunity Management Partners, the general partner of ML Opportunity, Media Partners, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of ML Mezzanine II and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of ML Mezzanine II and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture II.

     James V. Caruso, 49, a Director of ML Investment Banking, joined Merrill Lynch in 1975. Mr. Caruso is the Director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of Investment Banking are supported by managing the development of new technologies and enhancing existing systems. He is also responsible for certain merchant banking business related activities. Mr. Caruso is also director of ML Venture, ML R&D, ML Media and ML Opportunity.

     Rosalie Y. Goldberg, 63, a Managing Director of Merrill Lynch Investment Managers ("MLIM"), joined Merrill Lynch in 1975. Ms. Goldberg has held a number of management positions in the Special Investments area, including the position of Manager for Product Development and Origination from 1983 to 1989. Ms. Goldberg is also a Director of ML Media and ML Opportunity.

     Diane T. Herte, 40, a Director of MLIM since 2001 and previously a Vice President of ML Investment Banking since 1996 and an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership, financial management, administrative and operational functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

     Kevin T. Seltzer, 34, a Vice President of MLIM since 2001 and previously a Vice President of ML Investment Banking, joined Merrill Lynch in 1995. Mr. Seltzer's responsibilities include controllership, financial management, and financial reporting and administrative functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. Fund II paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg $80,000 collectively for their services as Independent General Partners in 2000.

     The information with respect to the allocation and distribution of Fund II's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received no distributions during 2000.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, Fund II paid the Investment Adviser $666,000 with respect to 2000.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, Fund II paid the Fund Administrator a total of $395,000 in 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Fund II is aware of the following persons who are beneficial owners of more than five percent of its Units of limited partnership interest, based upon Schedules 13D and 13G filed with the Securities and Exchange Commission and a review of Fund II's records.

                                    Amount of         Percent of Units of the
 Name and Address                   Benificial        Fund Beneficially Owned
of Beneficial Owner                 Ownership            at January 1, 2001
- -------------------                 ----------        ------------------------

Yale University                       20,954                      9.4%
Investment Office
230 Prospect Street
New Haven, CT  06511

Farallon Capital Partners, L.P.       21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Tinicum Partners, L.P.                21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Thomas F. Steyer                      21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Fleur E. Fairman                      21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

David I. Cohen                        21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Joseph F. Downes                      21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Jason M. Fish                         21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

William F. Mellin                     21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Meridee A. Moore                      21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Eric M. Ruttenberg                    21,341(1)                  10.0%
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

(1) By reason of Rule 13d-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Farallon Capital Partners, L.P., a California limited partnership ("FCP"), and Tinicum Partners, L.P., a New York limited partnership ("Tinicum"), each may be deemed to own 21,341 Units of limited partnership interest beneficially owned at January 1, 2001 as a result of the direct ownership by FCP of 16,722 such Units and as a result of the direct ownership by Tinicum of 4,619 such Units. FCP and Tinicum, however, consider their beneficial interest to be limited to their direct ownership. In addition, by reason of Rule 13d-3 under the Exchange Act, each of the general partners of FCP and Tinicum, Thomas F. Steyer, Fleur E. Fairman, David I. Cohen,, Joseph F. Downes, Jason M. Fish, William F. Mellin, Meridee A. Moore and Eric M. Ruttenberg, may be deemed to own beneficially the Units of limited partnership interest by FCP and Tinicum.

     Ownership of Fund II's Units by the General Partners and Officers of the Investment Adviser and Mezzanine II are as follows:

    Name of                    Amount of            Percent of Units
Beneficial Owner         Beneficial Ownership           of Class
- ---------------------------------------------------------------------

Vernon R. Alden                50 Units                    *
Joseph L. Bower                  None                   0.00%
Stanley H. Feldberg            25 Units                    *
Thomas H. Lee                11,011 Units               4.97%

All General Partners and
Officers as a Group          13,533 Units               6.10%

* Less than one percent.

     For more information regarding Beneficial Ownership, see Item 3 Legal Proceedings.

     There exists no arrangement known to Fund II, the execution of which may at a subsequent date, result in a change of control of Fund II.

Item 13.   Certain Relationships and Related Transactions

     Fund II's investments generally are made as co-investments with the Retirement Fund. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by Fund II may involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and Fund II's expectation of engaging in such co-investments, Fund II together with the Retirement Fund and ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. Fund II's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

     Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of Fund II and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. The Funds have one Managed Company in their portfolios at December 31, 2000, which paid management fees to Thomas H. Lee Company of $150,000 for the fiscal year ended December 31, 2000.

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

            (1) A Current Report on Form 8-K was filed on November 29, 2000 to disclose that Big V Supermarkets, Inc. voluntarily filed for reorganization and bankruptcy protection.

         (c) Exhibits.

             See (a)(3) above.

         (d) Financial Statement Schedules.

             See (a)(2) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2001.


                                   ML-LEE ACQUISITION FUND II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner

Dated:  April 2, 2001        By:   /s/ Kevin K. Albert
                                   -------------------
                                   Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 2nd day of April, 2001.


Signature                    Title


/s/ Kevin K. Albert          ML Mezzanine II Inc.
- -------------------          President and Director
Kevin K. Albert              (Principal Executive Officer of Registrant)


/s/ Vernon R. Alden          Individual General Partner
- -------------------          ML-Lee Acquisition Fund II, L.P.
Vernon R. Alden


/s/ Joseph L. Bower          Individual General Partner
- -------------------          ML-Lee Acquisition Fund II, L.P.
Joseph L. Bower


/s/ Stanley H. Feldberg      Individual General Partner
- -----------------------      ML-Lee Acquisition Fund II, L.P.
Stanley H. Feldberg


/s/ Thomas H. Lee            Individual General Partner
- -----------------            ML-Lee Acquisition Fund II, L.P.
Thomas H. Lee


/s/ Kevin T. Seltzer         ML Mezzanine II Inc.
- --------------------         Vice President and Treasurer
Kevin T. Seltzer             (Principal Financial Officer of Registrant)