Form 10-Q
period 2001-06-30
ML LEE ACQUISITION FUND II L P
filed 2001-08-20
CIK 840334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2001

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

                        ML-LEE ACQUISITION FUND II, L.P.

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Statements of Assets,  Liabilities and Partners' Capital
    As of June 30, 2001 (Unaudited) and December 31, 2000 (Unaudited)

Statements of Operations
    For the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)

Statements of Changes in Net Assets
    For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Statements of Cash Flows
    For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Statements of Changes in  Partners'  Capital
    For the Six Months Ended June 30, 2001 (Unaudited)

Schedule of Portfolio Investments
    As of June 30, 2001 (Unaudited)

Notes to Financial Statements (Unaudited)

Supplemental Schedule of Unrealized Appreciation (Depreciation)
    - Schedule 1 (Unaudited)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Item 3.  Quantative and Qualitative Disclosure About Market Risk

                              ML-LEE ACQUISITION FUND II, L.P.
                  STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)

                                                                June 30,     December 31,
                                                                  2001           2000
                                                              -----------    ------------
Assets:

Investments - Notes 3, 4, 5, 7
  Portfolio Investments at fair value
    Managed Companies (amortized cost $14,537
      at June 30, 2001 and December 31, 2000)                 $   10,437       $   14,537
    Non-Managed Companies (amortized cost $2,371
      at June 30, 2001 and $2,183 at December 31, 2000)              838              334
    Temporary Investments, at amortized cost (cost $19,255
      at June 30, 2001 and $19,271 at December 31, 2000)          19,346           19,393
Cash                                                                  28              162
Accrued Interest and Other Receivable                                607              591
Prepaid Expenses                                                      19               23
                                                              ----------       ----------
Total Assets                                                  $   31,275       $   35,040
                                                              ==========       ==========


Liabilities and Partners' Capital:

Liabilities
  Reimbursable Administrative Expenses Payable - Note 6       $      118       $      104
  Independent General Partners' Fees Payable                           2               16
  Legal and Professional Fees Payable                                 46               42
  Deferred Interest Income                                             4                4
                                                              ----------       ----------
Total Liabilities                                                    170              166
                                                              ----------       ----------

Partners' Capital
  Individual General Partner                                          12               13
  Managing General Partner                                           603              612
  Limited Partners (221,745 Units)                                30,490           34,249
                                                              ----------       ----------
Total Partners' Capital                                           31,105           34,874
                                                              ----------       ----------
Total Liabilities and Partners' Capital                       $   31,275       $   35,040
                                                              ==========       ==========

See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                             For the Three Months   For the Six Months
                                                                Ended June 30,        Ended June 30,
                                                             --------------------   ------------------
                                                               2001       2000        2001      2000
                                                             --------   --------    -------   --------
Investment Income:
  Interest                                                   $    210   $    485    $   233   $  1,265
  Discount                                                        210        257        493        403
                                                             --------   --------    -------   --------
    Total Investment Income                                       420        742        726      1,668
                                                             --------   --------    -------   --------
Expenses:
  Investment Advisory Fee - Notes 6, 7                            167        167        333        333
  Fund Administration Fee - Note 6                                 55         55        111        111
  Reimbursable Administrative Expenses - Note 6                    61         43        117        103
  Independent General Partners' Fees and Expenses                  18         19         46         40
  Legal and Professional Fees                                      54          -        100         11
  Insurance Expense                                                 2          2          4          4
                                                             --------   --------    -------   --------
    Total Expenses                                                357        286        711        602
                                                             --------   --------    -------   --------

Net Investment Income                                              63        456         15      1,066

Realized Loss on Sales of Investments                               -         (7)         -         (7)

Net Change in Unrealized Appreciation (Depreciation)
  on Investments - Notes 6, 7 and Schedule 1
  Nonpublic Securities                                         (3,784)        47     (3,784)        47
                                                             --------   --------    -------   --------
Net Increase (Decrease)in Net Assets
  Resulting from Operations                                    (3,721)       496     (3,769)     1,106

Less: Earned MGP Distributions to Managing General Partner          -        (98)         -       (205)
                                                             --------   --------    -------   --------
Net Increase (Decrease) Available for Pro-Rata
  Distribution to All Partners                               $ (3,721)  $    398    $(3,769)  $    901
                                                             ========   ========    =======   ========

See the Accompanying Notes to Financial Statements (Unaudited).

                       ML-LEE ACQUISITION FUND II, L.P.
                     STATEMENTS OF CHANGES IN NET ASSETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                 For the Six Months Ended
                                                          June 30,
                                                -------------------------
                                                   2001            2000
                                                ---------       ---------
From Operations:
  Net Investment Income                         $      15       $   1,066
  Realized Loss on Sales of Investments                 -              (7)
  Net Change in Unrealized Appreciation
    (Depreciation) on Investments                  (3,784)             47
                                                ---------       ---------
  Net Increase (Decrease) in Net Assets
    Resulting  from Operations                     (3,769)          1,106
Net Assets:
  Beginning of Year                                34,874          32,875
                                                ---------       ---------
  End of Period                                 $  31,105       $  33,981
                                                =========       =========

See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                       For the Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                         2001            2000
                                                       --------        --------
Decrease in Cash

Cash Flows From Operating Activities:
  Interest and Discount Income                         $    565        $  1,459
  Investment Advisory Fee                                  (333)           (333)
  Fund Administration Fee                                  (111)           (111)
  Reimbursable Administrative Expenses                     (103)            (95)
  Independent General Partners' Fees and Expenses           (60)            (44)
  Legal and Professional Fees                               (97)            (16)
 (Purchase) Sale of Temporary Investments, Net               16          (3,610)
  Proceeds from Maturity and Paydown
    of Portfolio Company Investments                          -           2,723
  Purchase of Portfolio Company Investment                  (11)              -
                                                       --------        --------
Net Cash Used in Operating Activities                      (134)            (27)

Cash at Beginning of Year                                   162              36
                                                       --------        --------
Cash at End of Period                                  $     28        $      9
                                                       ========        ========


Reconciliation of Net Investment Income
  to Net Cash Used in Operating Activities

Net Investment Income                                  $     15        $  1,066
                                                       --------        --------
Adjustments to Reconcile Net Investment Income
 to Net Cash Used in Operating Activities:
  Increase in Investments at Cost                          (172)           (898)
 (Increase) Decrease in Accrued Interest
    and Discount Receivable                                  27            (209)
  Increase in Other Receivable                              (12)              -
  Decrease in Prepaid Expenses                                4               4
  Increase in Reimbursable Administrative
    Expenses Payable                                         14               8
  Decrease in Independent General Partners'
    Fees Payable                                            (14)             (4)
  Increase in Legal and Professional
    Fees Payable                                              4              13
  Realized Loss on Sales of Investments                       -              (7)
                                                       --------        --------
Total Adjustments                                          (149)         (1,093)
                                                       --------        --------
Net Cash Used in Operating Activities                  $   (134)       $    (27)
                                                       ========        ========

See the Accompanying Notes to Financial Statements (Unaudited).

                                    ML-LEE ACQUISITION FUND II, L.P.
                               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                         (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)




                                                 Individual   Managing
                                                  General      General    Limited
                                                  Partner      Partner   Partners     Total
                                                 ----------   --------   --------   --------
For the Six Months Ended June 30, 2001
  Partners' Capital as of January 1, 2001          $    13    $   612    $ 34,249   $ 34,874
  Allocation of Net Investment Income                    -          -          15         15
  Allocation of Net Change in Unrealized
    Appreciation (Depreciation) on Investments          (1)        (9)     (3,774)    (3,784)
                                                   -------    -------    --------   --------
Partners' Capital as of June 30, 2001              $    12    $   603    $ 30,490   $ 31,105
                                                   =======    =======    ========   ========

See the Accompanying Notes to Financial Statements (Unaudited).

                                                ML-LEE ACQUISITION FUND II, L.P.
                                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                                         JUNE 30, 2001
                                                     (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)

                                                                                                                          % Of
  Principal                                                                          Investment  Investment    Fair       Total
Amount/Shares      Investment                                                           Date       Cost(g)     Value   Investments
-------------      ----------                                                        ----------  ----------  --------  -----------
                   MEZZANINE INVESTMENTS
                   MANAGED COMPANIES

                   BIG V SUPERMARKETS, INC. (a) - Note 3 and Schedule 1
$10,430            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)(d)(h) 12/27/90   $ 10,430   $ 10,430
117,333 Shares     Big V Holding Corp., Common Stock (c)                               12/27/90      4,107          7
                   (16.6% of fully diluted common equity) (f)
                                                                                                  -------------------------------
                   TOTAL INVESTMENT IN MANAGED COMPANIES                                          $ 14,537   $ 10,437       34.08%
                                                                                                  ===============================

                   NON-MANAGED COMPANIES

                   BIOLEASE, INC.- Note 7 and Schedule 1
$668               BioLease, Inc., 13% Sub. Nt. due 06/06/04 (b)                       06/08/94   $    576   $    650
96.56 Shares       BioLease, Inc., Common Stock (c)                                    06/08/94         94          -
9,362 Options      BioTransplant, Inc., Common Stock Purchase Options(c)               02/02/96          -          -
$188               BioLease, Inc. 15% Deferred Interest Promissory Note (b)(e)         06/08/94        188        188
                                                                                                  -------------------------------
                                                                                                       858        838        2.74%
                                                                                                  -------------------------------
                   FLA. ORTHOPEDICS, INC. - Schedule 1
19,366 Shares      FLA. Holdings, Inc. Series B Preferred Stock (a)(c)(d)              08/02/93      1,513          -
3,822 Warrants     FLA. Holdings, Inc. Common Stock Purchase Warrants (a)(c)           08/02/93          -          -
                       $4,842 12.5% Subordinated Note
                       Purchased 08/02/93                     $ 4,842
                       Surrendered 08/16/96                   $     0
                       Realized Loss                          $(4,842)
                       121,040 Common Stock
                       Purchased 08/02/93                     $ 1,513
                       Exchanged 08/02/96
                       19,366 Series B Preferred Stock        $ 1,513
                       Realized Gain                          $     0
                       Total Realized Loss                    $(4,842)
                                                                                                  -------------------------------
                                                                                                     1,513          -        0.00%
                                                                                                  -------------------------------
                   TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                      $  2,371    $    838       2.74%
                                                                                                  ===============================

                   SUMMARY OF MEZZANINE INVESTMENTS

                   Subordinated Notes                                                  Various    $ 11,194    $ 11,268      36.80%
                   Preferred Stock, Common Stock, Options, Warrants and Stock Rights   Various       5,714           7       0.02%
                                                                                                  -------------------------------
                   TOTAL MEZZANINE INVESTMENTS                                                    $ 16,908    $ 11,275      36.82%
                                                                                                  ===============================

                   TEMPORARY INVESTMENTS

                   COMMERCIAL PAPER
$10,000            American General Corp., 3.94% due 7/2/01                            05/18/01   $  9,951    $  9,998
$ 9,350            Ford Motor Credit Corp., 3.90% due 7/2/01                           05/18/01      9,304       9,348
                                                                                                  -------------------------------
                   TOTAL INVESTMENT IN COMMERCIAL PAPER                                           $ 19,255    $ 19,346      63.18%
                                                                                                  -------------------------------
                   TOTAL TEMPORARY INVESTMENTS                                                    $ 19,255    $ 19,346      63.18%
                                                                                                  ===============================

                   TOTAL INVESTMENT PORTFOLIO                                                     $ 36,163    $ 30,621     100.00%
                                                                                                  ===============================
(a) Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b) Restricted security.
(c) Restricted non-income producing equity security.
(d) Non-accrual investment status.
(e) Inclusive of payment-in-kind security.
(f) Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(g) Represents original cost and excludes accretion of discount of $28 for
    Mezzanine Investments and $91 for Temporary Investments.
(h) Big V failed to make the November 15, 2000 interest payment due under the note.
    Principal payments were scheduled to be made on December 15, 2000 for $3,911,000 and on
    March 15, 2001 for the remaining $6,519,000. However, since the November 22, 2000 Big V
    Supermarkets, Inc. bankruptcy filing, these two principal payments and the
    February 15, 2001 and March 15, 2001 interest payments due under the note have been stayed.
    See also Note 3 of Notes to Financial Statements.

See the Accompanying Notes to Financial Statements (Unaudited).

                         ML-LEE ACQUISITION FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Such adjustments consisted of those of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be achieved for the entire year. Footnote disclosure which substantially duplicates the disclosure contained in Fund II's Annual Report on Form 10-K for the year ended December 31, 2000, which is hereby incorporated by reference, has been omitted.

3.   Investment Transactions

     Before consenting to the distribution of all or part of Fund II's reserves, at the quarterly meetings held since September 19, 2000, the General Partners reviewed certain contractual covenants, commitments and contingencies which may affect Fund II by virtue of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). Such potential obligations arise from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern", Big V's current supplier), Big V (together with certain of its related companies), and Fund II (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of Fund II with respect to such covenants, commitments and contingencies have been determined.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, the Big V Entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Big V Bankruptcy") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), in order to implement a major financial and operational restructuring of its business.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement can be effectuated and the cost of such change, if any, to Big V. Particularly, Big V, together with other related entities, initiated litigation with Wakefern seeking a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, and transition to a new supplier and continue to operate as an independent grocery store chain, without incurring a payment obligation to Wakefern (a so-called "Withdrawal
Penalty") under the various agreements by and among Big V and its affiliates, Wakefern and other members of Wakefern (the "Wakefern Litigation"). Wakefern took the position that such an effort by Big V would trigger a Withdrawal Penalty.

     On August 9, 2001, after conducting a trial in July 2001, the Bankruptcy Court indicated that it would enter judgment in favor of Wakefern in the Wakefern Litigation, thereby denying the request by the Big V Entities for a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, and transition to a new supplier and continue to operate as an independent grocery store chain, without incurring a Withdrawal Penalty. The Bankruptcy Court also indicated that at some date in the future it would issue a written decision supporting the entry of such judgment in favor of Wakefern. However, the Bankruptcy Court did not rule on, among other things, the amount of the payment that would be due to Wakefern if Big V were to pursue the course of action described in the Wakefern Litigation or whether the payment obligation might otherwise be unenforceable.

     On August 9, 2001, the Bankruptcy Court also deferred ruling until August 23, 2001 on the request by the Big V Entities for an extension of their exclusive period of time to propose a plan of reorganization in the Chapter 11 cases. The exclusive period thus has automatically been extended to that date.

     Currently, Fund II holds a Senior Subordinated Note issued by Big V with outstanding principal of approximately $10.4 million (the "Senior Subordinated Note"), as well as 117,333 shares of BVH common stock. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due Fund II under the Senior Subordinated Note held by Fund II. Since the Big V Bankruptcy filing, the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due Fund II under such note have been stayed. As a result of the uncertainties surrounding the Big V Bankruptcy, Fund II stopped accruing interest on the Senior Subordinated Note as of January 1, 2001.

     Based on the Bankruptcy Court's indication that it will enter judgment in favor of Wakefern in the Wakefern Litigation and the potential impact that this decision has on the ability of Big V to transition to a new supplier without incurring a Withdrawal Penalty (subject to potential further litigation about the amount or enforceability of that Withdrawal Penalty), Fund II, in accordance with its valuation procedures, has determined, as of June 30, 2001, to retain a carrying value of approximately $10.4 million for the Senior Subordinated Note and to write down the carrying value for the 117,333 shares of BVH common stock to a nominal valuation of approximately $7,000. The actual value, however, that might be realized by Fund II with respect to its debt and equity investments in the Big V Entities remains dependent in large part on the ultimate outcome of the Big V Bankruptcy and related litigation, including the litigation with Wakefern. Specifically, if the Big V Bankruptcy or related litigation proceedings are not ultimately resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of Fund II's debt and equity investments in the Big V Entities as set forth herein may be impaired, and Fund II could conceivably be exposed to losses in excess of its original debt and equity investments in the Big V Entities.

     Neither the Investment Adviser nor the General Partners, however, can predict the ultimate outcome of the Big V Bankruptcy proceedings, including such proceedings' ultimate impact on the value of the Big V Senior Subordinated Note or the BVH equity held by Fund II, or the timing or amount of payments, if any, that might be made to Fund II pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of Fund II, or the amount of proceeds that Limited Partners will ultimately receive.

     Fund II's Investment Adviser will continue to monitor developments in the Big V Bankruptcy and update Fund II's General Partners as needed. It is possible that the carrying value of such investments, particularly the carrying value of the Senior Subordinated Note at its outstanding principal balance, could be further negatively impacted by developments in the Big V Bankruptcy.

     In addition, the General Partners will continue to review Fund II's reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with Fund II's Partnership Agreement. Currently, Fund II has reserved all Mezzanine Investment sale, paydown and maturity proceeds received since August 1999, as well as income from operations since the third quarter 1999.

4.   Non-Accrual of Investments

     In accordance with Fund II's Accounting Policy, the following securities have been on non-accrual status since the dates indicated:

     - Florida Orthopedics, Inc.    January 1, 1995
     - Big V Supermarkets, Inc.     January 1, 2001

5.   Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by Fund II's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. In accordance with this policy, as of December 31, 2000, Fund II's portfolio of investments excluded approximately $168,000 of such payment-in-kind notes received from BioLease, Inc. ("BioLease"). As a result of the July 2001 sale of Fund II's investments in BioLease and BioTransplant, Inc. ("BioTransplant")(see Note 7), the collection of the payment-in-kind notes was reasonably assured. Therefore, as of June 30, 2001, Fund II recognized the December 31, 2000 note balance of $168,000 plus an additional $20,000 related to the six month period ended June 30, 2001.

6.   Related Party Transactions

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and Fund II dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for Fund II. The
Investment Adviser is entitled to receive an Investment Advisory Fee as compensation for these services (see Note 7).

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

7.   Subsequent Events

     On July 10, 2001, Fund II sold all of its debt and equity investments in BioLease and BioTransplant for net proceeds of approximately $838,000 (including $188,000 received for the payment-in-kind notes discussed in Note 5). In connection with this sale, Fund II reversed $270,000 of unrealized depreciation and recorded $46,000 of unrealized appreciation at June 30, 2001 related to the BioLease subordinated notes and recognized a net realized loss of approximately $50,000 during the third quarter of 2001 related to the BioLease subordinated notes and the BioLease common stock.

     On July 17, 2001, the Independent General Partners, on behalf of Fund II, accepted a proposal made by the Investment Adviser to reduce the annual Investment Advisory Fee payable to the Investment Adviser by 50%. A similar reduction was approved for ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"). Accordingly, the combined annual Investment Advisory Fee payable by Fund II and the Retirement Fund will be $600,000. Such reductions will be made effective retroactive to July 1, 2001.

                                   SCHEDULE 1
                        ML-LEE ACQUISITION FUND II, L.P.
         SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                    Unrealized       Unrealized
                                                   Appreciation     Appreciation        Total Unrealized
                                                  (Depreciation)   (Depreciation)   Appreciation (Depreciation)
                                                        for              for                  as of
                                                 the Three Months  the Six Months   ---------------------------
                            Investment    Fair         Ended            Ended       December 31,      June 30,
Security                       Cost       Value    June 30, 2001    June 30, 2001       2000            2001
--------------------------  ----------  -------- ---------------- ----------------  ------------    -----------
Non Public Securities:
Big V Holding Corp.
  Common Stock*             $  4,107    $     7      $ (4,100)        $ (4,100)       $      -        $ (4,100)
Biolease, Inc.
  Common Stock*                   94          -             -                -             (94)            (94)
  Subordinated Notes* (a)        576        650           316              316            (270)             46
FLA. Orthopedics, Inc.
  Preferred  Stock*            1,513          -             -                -          (1,513)         (1,513)
  Subordinated Note*               -          -             -                -               -               -
                                                     --------         --------        --------        --------
Total Unrealized Depreciation from
  Non-Public Securities                              $ (3,784)        $ (3,784)       $ (1,877)       $ (5,661)
                                                     ========         ========        ========        ========

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

     On July 17, 2001, the Independent General Partners, on behalf of Fund II, accepted a proposal made by the Investment Adviser to reduce the annual Investment Advisory Fee payable to the Investment Adviser by 50%. A similar reduction was approved for ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund", and together with Fund II referred to as the "Funds"). Accordingly, the combined annual Investment Advisory Fee payable by the Funds will be $600,000. Such reductions will be made effective retroactive to July 1, 2001.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $24,900,000 for Fund II. As of August 14, 2001, this remaining reserve balance was approximately $3,100,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Inc., Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings, Anchor Advanced Products, and BioTransplant Inc. Additionally, approximately $8,300,000 of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance Fund II's existing investment.

     On July 10, 2001, Fund II sold all of its debt and equity investments in BioLease, Inc. ("BioLease") and BioTransplant, Inc. ("BioTransplant") for net proceeds of approximately $838,000 (including $188,000 received for the payment-in-kind notes discussed in Note 5 of Notes to Financial Statements). In connection with this sale, Fund II recognized a net realized loss of approximatley $50,000 during the third quarter of 2001.

     Before consenting to the distribution of all or part of Fund II's reserves, at the quarterly meetings held since September 19, 2000, the General Partners reviewed certain contractual covenants, commitments and contingencies which may affect Fund II by virtue of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). Such potential obligations arise from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern", Big V's current supplier), Big V (together with certain of its related companies), and Fund II (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of Fund II with respect to such covenants, commitments and contingencies have been determined.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, the Big V Entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Big V Bankruptcy") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), in order to implement a major financial and operational restructuring of its business.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement can be effectuated and the cost of such change, if any, to Big V. Particularly, Big V, together with other related entities, initiated litigation with Wakefern seeking a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, and transition to a new supplier and continue to operate as an independent grocery store chain, without incurring a payment obligation to Wakefern (a so-called "Withdrawal
Penalty") under the various agreements by and among Big V and its affiliates, Wakefern and other members of Wakefern (the "Wakefern Litigation"). Wakefern took the position that such an effort by Big V would trigger a Withdrawal Penalty.

     On August 9, 2001, after conducting a trial in July 2001, the Bankruptcy Court indicated that it would enter judgment in favor of Wakefern in the Wakefern Litigation, thereby denying the request by the Big V Entities for a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, and transition to a new supplier and continue to operate as an independent grocery store chain, without incurring a Withdrawal Penalty. The Bankruptcy Court also indicated that at some date in the future it would issue a written decision supporting the entry of such judgment in favor of Wakefern. However, the Bankruptcy Court did not rule on, among other things, the amount of the payment that would be due to Wakefern if Big V were to pursue the course of action described in the Wakefern Litigation or whether the payment obligation might otherwise be unenforceable

     On August 9, 2001, the Bankruptcy Court also deferred ruling until August 23, 2001 on the request by the Big V Entities for an extension of their exclusive period of time to propose a plan of reorganization in the Chapter 11 cases. The exclusive period thus has automatically been extended to that date.

     Currently, Fund II holds a Senior Subordinated Note issued by Big V with outstanding principal of approximately $10.4 million (the "Senior Subordinated Note"), as well as 117,333 shares of BVH common stock. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due Fund II under the Senior Subordinated Note held by Fund II. Since the Big V Bankruptcy filing, the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due Fund II under such note have been stayed. As a result of the uncertainties surrounding the Big V Bankruptcy, Fund II stopped accruing interest on the Senior Subordinated Note as of January 1, 2001.

     Based on the Bankruptcy Court's indication that it will enter judgment in favor of Wakefern in the Wakefern Litigation and the potential impact that this decision has on the ability of Big V to transition to a new supplier without incurring a Withdrawal Penalty (subject to potential further litigation about the amount or enforceability of that Withdrawal Penalty), Fund II, in accordance with its valuation procedures, has determined, as of June 30, 2001, to retain a carrying value of approximately $10.4 million for the Senior Subordinated Note and to write down the carrying value for the 117,333 shares of BVH common stock to a nominal valuation of approximately $7,000. The actual value, however, that might be realized by Fund II with respect to its debt and equity investments in the Big V Entities remains dependent in large part on the ultimate outcome of the Big V Bankruptcy and related litigation, including the litigation with Wakefern. Specifically, if the Big V Bankruptcy or related litigation proceedings are not ultimately resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of Fund II's debt and equity investments in the Big V Entities as set forth herein may be impaired, and Fund II could conceivably be exposed to losses in excess of its original debt and equity investments in the Big V Entities.

     Neither the Investment Adviser nor the General Partners, however, can predict the ultimate outcome of the Big V Bankruptcy proceedings, including such proceedings' ultimate impact on the value of the Big V Senior Subordinated Note or the BVH equity held by Fund II, or the timing or amount of payments, if any, that might be made to Fund II pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of Fund II, or the amount of proceeds that Limited Partners will ultimately receive.

     Fund II's Investment Adviser will continue to monitor developments in the Big V Bankruptcy and update Fund II's General Partners as needed. It is possible that the carrying value of such investments, particularly the carrying value of the Senior Subordinated Note at its outstanding principal balance, could be further negatively impacted by developments in the Big V Bankruptcy.

     In addition, the General Partners will continue to review Fund II's reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with Fund II's Partnership Agreement. Currently, Fund II has reserved all Mezzanine Investment sale, paydown and maturity proceeds received since August 1999, as well as income from operations since the third quarter 1999.

     As of June 30, 2001, Fund II had outstanding a total (at cost) of $16,908,000 invested in Mezzanine Investments representing $14,537,000 Managed and $2,371,000 Non-Managed portfolio investments, and Temporary Investments of $19,255,000 comprised of commercial paper with maturities of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of June 30, 2001, there is no outstanding Deferred Distribution Amount.

     As recovered capital from portfolio company sales is distributed to Limited Partners, the Limited Partners' net asset value ("NAV") per Unit is reduced accordingly, and the corresponding interest income previously generated by such holdings will no longer be received by Fund II. After the July 10, 2001 sale of Fund II's investment in BioLease and BioTransplant, Fund II has only two portfolio companies remaining, neither of which is income producing. As a result, it is expected that any future cash available to pay distributions to Partners (to the extent such cash is not reserved for expenses and contingencies
- see discussion of the Big V Bankruptcy above) will be derived entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing.

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

Results of Operations

Net Investment Income

     For the three and six months ended June 30, 2001, Fund II had net investment income of $63,000 and $15,000, respectively, as compared to net investment income for the three and six months ended June 30, 2000 of $456,000 and $1,066,000, respectively. The decrease in net investment income during 2001, as compared to 2000, is primarily attributable to a decrease in interest income from Mezzanine Investments and an increase in legal and professional fees, partially offset by an increase in interest and discount income from Temporary Investments and from the recognition of BioLease deferred interest income, as discussed below.

Investment Income and Expenses

     The total investment income from operations for the three and six months ended June 30, 2001 and 2000 consists primarily of interest and discount income earned on the investment of proceeds from Partner's contributions in Mezzanine Investments and short-term money market instruments. For the three and six months ended June 30, 2001 and 2000, Fund II had investment income of $420,000, $726,000, $742,000 and $1,668,000, respectively.

     The decrease in investment income during 2001, as compared to 2000, is primarily attributable to a decrease in income earned on Mezzanine Investments as result of the non-accrual status of Big V in 2001 and a non-recurring $205,000 adjustment in the first quarter of 2000 to correct for a 1999 understatement of Mezzanine Investment income. This decrease was partially offset by an increase in income earned on Temporary Investments as a result of investing Mezzanine Investment sale, paydown and maturity proceeds received since August 1999, as well as on income from operations from the third quarter 1999 and subsequent quarters, all of which have been reserved; and by the 2001 recognition of the BioLease payment-in-kind note representing deferred interest income on the BioLease subordinated note.

     Major expenses for the three and six months ended June 30, 2001 and 2000 consisted of Investment Advisory Fees, Administrative Expenses, and Legal and Professional Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees incurred by Fund II to the Investment Adviser for the three and six months ended June 30, 2001 and 2000 were $167,000, $333,000, $167,000 and $333,000, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis. On July 17, 2001, the Independent General Partners, on behalf of Fund II, accepted a proposal made by the Investment Adviser to reduce the annual Investment Advisory Fee payable to the Investment Adviser by 50%. A similar reduction was approved for the Retirement Fund. Accordingly, the combined annual Investment Advisory Fee payable by the Funds will be $600,000. Such reductions will be made effective retroactive to July 1, 2001.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus reimbursement of 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of Fund II ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three and six months ended June 30, 2001 and 2000, Fund II incurred Fund Administration Fees of $55,000, $111,000, $55,000 and $111,000, respectively. For the three and six months ended June 30, 2001 and 2000, Fund II incurred $61,000, $117,000, $43,000 and $103,000, respectively, in Reimbursable Administrative Expenses.

     Legal and professional fees for the three and six months ended June 30, 2001 and 2000 were $54,000, $100,000, $0 and $11,000, respectively. The increase in legal and professional fees for 2001, as compared to 2000, is primarily attributable to the legal fees incurred by Fund II in connection with the Big V Bankruptcy.

Net Assets

     Fund II's net assets decreased by $3,769,000 during the six months ended June 30, 2001, due to net unrealized depreciation of $4,054,000, partially offset by net investment income of $15,000 and a reversal of unrealized depreciation of $270,000. During the six months ended June 30, 2000, Fund II's net assets increased by $1,106,000, due to net investment income of $1,106,000 and a reversal of unrealized depreciation of $47,000 partially offset by a net realized loss of $7,000.

Unrealized Appreciation and Depreciation on Investments

     Fund II recorded net unrealized depreciation of $4,054,000 during the six months ended June 30, 2001. In addition, as a result of dispositions of Mezzanine Investments, Fund II recorded a reversal of unrealized depreciation of $270,000 during the six months ended June 30, 2001, as compared to a $47,000 reversal of unrealized depreciation during the six months ended June 30, 2000. Fund II's cumulative net unrealized depreciation on investments as of June 30, 2001 totaled $5,661,000.

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

     As a result of total net realized and unrealized appreciation and depreciation recorded by Fund II through June 30, 2001, Limited Partners' net asset value ("NAV") was $137.49 per Unit. Fund II's net assets as of that date included its holdings in Big V and BVH (approximately 33.6% of net assets) and other private placement securities (approximately 2.7% of net assets), for which there are no ascertainable market values, and commercial paper (approximately 62.2% of net assets), which is stated at amortized cost. The June 30, 2001 NAV figure does not reflect any change that may subsequently have occurred in the value of Fund II's holdings. Moreover, in light of the Big V Bankruptcy filing, there is a high degree of uncertainty associated with Fund II's estimate of the value of its investments in Big V and BVH (see also Liquidity and Capital Resources above). Finally, the Big V Bankruptcy and related litigation may potentially have an effect on other assets of Fund II. The previously computed NAV does not represent the Units' current market value, and Limited Partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of Fund II's assets.

     The information presented herein is based on pertinent information available to the Investment Adviser and Managing General Partner. The Investment Adviser and Managing General Partner are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts.

     For additional information please refer to Supplemental Schedule of Unrealized Appreciation (Depreciation) - Schedule 1.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 2001, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on Fund II's financial position.

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

     Item 3. Defaults Upon Senior Securites.
             ------------------------------
             None

     Item 4. Submission of Matters to a Vote of Security holders.
             ---------------------------------------------------
             None

     Item 5. Other Information.
             -----------------
             None

     Item 6. Exhibits and Reports on Form 8-K.
             --------------------------------
             None

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of August, 2001.

                                   ML-LEE ACQUISITION FUND II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner


Dated:  August 20, 2001      By:   /s/ Kevin T. Seltzer
                                   ----------------------------------
                                   Kevin T. Seltzer
                                   ML Mezzanine II, Inc.
                                   Vice President and Treasurer
                                   (Principal Financial Officer of Registrant)