Form 10-Q
period 2001-09-30
ML LEE ACQUISITION FUND II L P
filed 2001-11-14
CIK 840334

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-17383


                        ML-LEE ACQUISITION FUND II, L.P.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


Delaware                                                              04-3028398
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center, 26th Floor
New York, New York                                                         10080
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Title of each Class                    Name of each exchange on which registered
-------------------------------------------------------------------------------
None                                                          Not applicable
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                           Units of Limited Partnership Interest
                                        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------------ ---------

                            ML-LEE ACQUISITION FUND II, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets, Liabilities and Partners' Capital as of September 30, 2001 and December 31, 2000 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2001 (Unaudited)

Schedule of Investments as of September 30, 2001 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (Unaudited) (dollars in thousands)


                                                                                        September 30,            December 31,
                                                                                            2001                   2000
                                                                                     ------------------     ------------------
Assets

Investments:
     Portfolio investments at fair value (cost $16,050 as of
         September 30, 2001 and $16,720 as of December 31, 2000)                        $          -            $      14,871
     Temporary investments at amortized cost                                                  20,000                   19,393
Cash - interest bearing                                                                          138                      162
Accrued interest receivable                                                                        -                      591
Prepaid Investment Adviser fee                                                                    83                        -
Prepaid insurance                                                                                 17                       23
Other receivable                                                                                  16                        -
                                                                                        ------------            -------------

Total Assets                                                                            $     20,254            $      35,040
                                                                                        ============            =============

Liabilities and Partners' Capital

Liabilities:

Reimbursable administrative expenses payable                                            $        176            $         104
Accounts payable and accrued expenses                                                             71                       42
Due to Independent General Partners                                                                3                       16
Deferred interest income                                                                           -                        4
                                                                                        ------------            -------------
     Total Liabilities                                                                           250                      166
                                                                                        ------------            -------------

Partners' Capital:
Individual General Partner                                                                        10                       13
Managing General Partner                                                                         580                      612
Limited Partners (221,745 Units)                                                              19,414                   34,249
                                                                                        ------------            -------------
     Total Partners' Capital                                                                  20,004                   34,874
                                                                                        ------------            -------------

Total Liabilities and Partners' Capital                                                 $     20,254            $      35,040
                                                                                        ============            =============

See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

                                                                          Three Months Ended            Nine Months Ended
                                                                             September 30,                September 30,
                                                                          2001          2000            2001          2000
                                                                      ------------   ----------     -----------    -----------

Investment Income and Expenses

Investment Income:
   Interest from portfolio investments                                $          8   $      405    $        241    $     1,670
   Reversal of accrued interest from portfolio investment                     (569)           -            (569)             -
   Interest from temporary investments                                         177          312             670            715
                                                                      ------------   ----------    ------------    -----------
   Total investment income (loss)                                             (384)         717             342          2,385
                                                                      -------------  ----------    ------------    -----------

Expenses:
   Investment advisory fee                                                      83          167             416            500
   Fund administration fee                                                      55           55             166            166
   Reimbursable administrative expenses                                         58           47             175            150
   Independent General Partners' fees and expenses                              20           20              66             60
   Legal fees                                                                   71            1             171             12
   Insurance expense                                                             2            2               6              6
                                                                      ------------   ----------    ------------    -----------
   Total expenses                                                              289          292           1,000            894
                                                                      ------------   ----------    ------------    -----------

Net Investment Income (Loss)                                                  (673)         425            (658)         1,491
                                                                      ------------   ----------    ------------    -----------

Net Realized and Unrealized Gain (Loss) from Investments

Net realized loss from investments                                             (39)           -             (39)            (7)
Change in unrealized depreciation of investments                           (10,389)           -         (14,173)            47
                                                                      ------------   ----------    ------------    -----------

Net realized and unrealized gain (loss) from investments                   (10,428)           -         (14,212)            40
                                                                      ------------   ----------    ------------    -----------

Net Increase (Decrease) in Net Assets Resulting
   From Operations                                                         (11,101)         425         (14,870)         1,531

Less: Earned MGP Distributions                                                   -          (92)              -           (297)
                                                                      ------------   ----------    ------------    -----------

Net Increase (Decrease) in Net Assets
   Available for Pro-Rata Distribution to Partners                    $    (11,101)  $      333    $    (14,870)   $     1,234
                                                                      ============   ==========    ============    ===========

See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,
(dollars in thousands)

                                                                                                  2001                2000
                                                                                              ------------        ------------

Cash Flows From Operating Activities:
     Interest income                                                                          $      782          $      2,338
     Investment advisory fee                                                                        (499)                 (500)
     Fund administration fee                                                                        (166)                 (166)
     Reimbursable administrative expenses                                                           (103)                 (145)
     Independent General Partners' fees and expenses                                                 (80)                  (64)
     Legal fees                                                                                     (147)                  (22)
     Net purchase of temporary investments                                                          (648)               (3,934)
     Proceeds from dispositions of portfolio investments                                             848                 2,723
     Cost of portfolio investments purchased                                                         (11)                    -
                                                                                              ----------          ------------

Net Cash Provided By (Used In) Operating Activities                                                  (24)                  230

Cash at Beginning of Period                                                                          162                    36
                                                                                              ----------          ------------

Cash at End of Period                                                                         $      138          $        266
                                                                                              ==========          ============



Reconciliation of net investment income (loss) to net cash provided by (used in) operating activities:

Net investment income (loss)                                                                  $     (658)         $      1,491
                                                                                              ----------          ------------

Adjustments to reconcile net investment income (loss) to net cash provided by (used in) operating activities:

     Reversal of accrued interest from portfolio investment                                          569                     -
     Amortization of commitment fee income                                                            (4)                    -
     (Increase) decrease in investments at cost                                                       50                (1,222)
     (Increase) decrease in accrued interest receivable                                               63                   (47)
     Increase in other receivable                                                                    (16)                    -
     (Increase) decrease in prepaid expenses, net                                                    (77)                    6
     Increase in reimbursable administrative expenses payable                                         72                     5
     Decrease in due to Independent General Partners                                                 (13)                   (4)
     Increase in accounts payable and accrued expenses                                                29                     8
     Net realized loss from portfolio investments                                                    (39)                   (7)
                                                                                              ----------          ------------
Total adjustments                                                                                    634                (1,261)
                                                                                              ----------          ------------

Net Cash Provided By (Used In) Operating Activities                                           $      (24)         $        230
                                                                                              ==========          ============

See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2001
(dollars in thousands)


                                                              Individual       Managing
                                                                General        General           Limited
                                                                Partner        Partner           Partners            Total
                                                               ---------     -----------       ------------       ------------
Balance as of beginning of period                              $     13      $      612        $     34,249       $     34,874

Net investment loss                                                   - (a)           - (a)            (658)              (658)

Net realized loss from investments                                    - (a)           - (a)             (39)               (39)

Change in unrealized depreciation of investments                     (3)            (32)            (14,138)           (14,173)
                                                               --------      ----------        ------------       ------------

Balance as of end of period                                    $     10      $      580        $     19,414 (b)   $     20,004
                                                               ========      ==========        =============      ============


(a)  Allocated amounts are less than $1,000.
(b) The net asset value per $1,000 unit of limited partnership interest ("Unit") was $88 as of September 30, 2001. Cumulative cash distributions paid to limited partners from inception to September 30, 2001 totaled $1,303.


See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
SCHEDULE OF INVESTMENTS (Unaudited)
As of September 30, 2001
(dollars in thousands)

PORTFOLIO INVESTMENTS:
                                                                             Initial
                                                                           Investment
                                                                              Date                  Cost            Fair Value
Managed Companies:                                                      ---------------          ----------        ------------

Big V Supermarkets, Inc. (a) (b)                                          Dec. 1990
Senior Subordinated Note 14.14% due 3/15/01                                                       $   10,430       $         -
117,333 shares of common stock of Big V Holding Corp.                                                  4,107                 -
                                                                                                  ----------       -----------

Total investment in Managed Companies                                                                 14,537                 -
                                                                                                  ----------       -----------

Non-Managed Companies:

FLA. Orthopedics, Inc. (a)                                                Aug. 1993
19,366 shares of Series B preferred stock of FLA. Holdings, Inc.                                       1,513                 -
Warrants to purchase 3,822 common shares of FLA. Holdings, Inc.                                            -                 -
                                                                                                  ----------       -----------

Total investment in Non-Managed Companies                                                              1,513                 -
                                                                                                  ----------       -----------

Total Portfolio Investments (c)                                                                   $   16,050       $         -
                                                                                                  ==========       ===========


TEMPORARY INVESTMENTS:

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------

American General Corp.                         3.46%       10/01/01         $     9,960          $      40         $    10,000
Ford Motor Credit Corp.                        3.47%       10/01/01               9,960                 40              10,000
                                                                            -----------          ---------         -----------

Total Temporary Investments                                                 $    19,920          $      80         $    20,000
                                                                            ===========          =========         ===========


(a) Issuer may be deemed an affiliate of Fund II as defined in the Investment Company Act of 1940. All portfolio securities are restricted and non-income producing.

(b) Big V Supermarkets, Inc. filed for bankruptcy protection in November 2000. As a result,further principal and interest payments have been stayed.

(c) In July 2001, Fund II sold its holdings of BioLease, Inc. and BioTransplant, Inc. See notes to financial statements.

See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.       Organization and Purpose

ML-Lee Acquisition Fund II, L.P. ("Fund II"), a Delaware limited partnership, was formed on September 23, 1988 along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund" and collectively referred to herein as the "Funds"). The Funds commenced operations on November 10, 1989.

Mezzanine Investments II, L.P. (the "Managing General Partner") is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the investment adviser to the Funds (the "Investment Adviser"), is the limited partner. The Managing General Partner is responsible for overseeing and monitoring the investments of Fund II, subject to the overall supervision of four individual general partners (the "Individual General Partners"; and together with the Managing General Partner, the "General Partners"). The Individual General Partners of Fund II include Thomas H. Lee and three independent general partners: Vernon R. Alden, Joseph L. Bower and Stanley
H. Feldberg (the "Independent General Partners"), who are non-interested persons as defined in the Investment Company Act of 1940. ML Fund Administrators Inc. (the "Fund Administrator"), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., is responsible for the day to day administrative services necessary for the operations of Fund II.

The primary objective of Fund II is to provide current income and capital appreciation by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. Fund II has pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the mezzanine financings of friendly leveraged buyout transactions, leveraged acquisitions and recapitalizations.

Fund II is scheduled to terminate on January 5, 2002. However, the Individual General Partners have the right to extend the term of Fund II for an additional one year period, if they determine that such extension is in the best interest of Fund II. Thereafter, if required, Fund II will have an additional five year period to liquidate its remaining assets.

2.       Basis of Accounting

For financial reporting purposes, the books and records of Fund II are maintained on the accrual method of accounting. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Such adjustments consisted of those of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be achieved for the entire year. Footnote disclosures which substantially duplicate the disclosures contained in the annual report of Fund II on Form 10-K for the year ended December 31, 2000, which is hereby incorporated by reference, have been omitted.

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

3.       Related Party Transactions

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. Fund II's proportionate share of such annual fee was $666,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. Fund II's proportionate share of such annual fee is $333,000. The Investment Advisory Fee is paid quarterly in advance.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000, payable quarterly in advance. Fund II's proportionate share of such annual fee is $222,000. Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal fees and custody fees.

As provided by Fund II's partnership agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. During 2001, the Managing General Partner received no cash distributions.

4.     Net Realized Loss from Portfolio Investments

In July 2001, Fund II received net proceeds of $848,000 from the sale of its holdings of BioLease, Inc. and BioTransplant, Inc., comprised of $189,000 full repayment of deferred interest promissory notes and $659,000 repayment of subordinated notes. Additionally, Fund II received accrued interest payments of $25,000. The sale resulted in a net realized loss of $39,000 for the three months ended September 30, 2001 as shown below.

                                                                                                                      Net
                                                                           Investment             Net              Realized
Security                                                                      Cost             Proceeds           Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------------

BioLease, Inc. - Subordinated Note ($668,000 face value)                 $     604,000       $  659,000        $    55,000
BioLease, Inc. - 96.56 common shares                                            94,000                  -          (94,000)
BioLease, Inc. - deferred interest promissory note
                   ($189,000 face value)                                       189,000             189,000                -
BioTransplant, Inc. - common stock options                                           -                   -                -
                                                                         -------------        ------------      -----------
                                                      Totals             $     887,000        $    848,000     $   (39,000)
                                                                         =============        ============     ===========

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.       Portfolio Investments

At the quarterly meetings held since September 19, 2000, the General Partners, as part of their recurring review of Fund II's reserves available for distribution, have reviewed certain contractual covenants, commitments and contingencies which may affect Fund II by virtue of its investments in Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). Such potential obligations arise from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern," Big V's current supplier), Big V (together with certain of its related companies), and Fund II (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of Fund II with respect to such covenants, commitments and contingencies have been determined.

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

At issue in the Big V Bankruptcy and related litigation, among other things, have been the terms under which change in the Wakefern distribution agreement could be effectuated and the cost of such change, if any, to Big V. Particularly, the Big V Entities initiated litigation with Wakefern seeking a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, transitioning to a new supplier, and continuing to operate as an independent grocery store chain, without incurring a payment obligation to Wakefern (a so-called "Withdrawal Penalty") under the Agreements (the "Wakefern Litigation"). Wakefern took the position that such an effort by Big V would trigger a Withdrawal Penalty.

On or about September 12, 2001, the Bankruptcy Court docketed its judgment in favor of Wakefern in the Wakefern Litigation, thereby denying the request by the Big V Entities for a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, transitioning to a new supplier, and continuing to operate as an independent grocery store chain, without incurring a Withdrawal Penalty. On or about September 17, 2001, the Bankruptcy Court docketed its written opinion explaining its reasons for its decision. On or about September 24, 2001, Big V filed a notice of appeal from the judgment entered in this matter.

In addition, the exclusive period of time for the Big V Entities to propose a plan of reorganization in the Chapter 11 cases has been extended to November 19, 2001.

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

It is Fund II's understanding that the Big V Entities continue to consider various financial and operational alternatives in light of the Bankruptcy Court's ruling in the Wakefern Litigation. Although no announcement has been made as to the course of action that the Big V Entities will now pursue in their bankruptcy cases, two alternatives have been identified to the Bankruptcy Court: a possible transaction with Wakefern or a possible sale of Big V to a third party.

Currently, Fund II holds a Senior Subordinated Note issued by Big V with outstanding principal of approximately $10.4 million (the "Senior Subordinated Note"), as well as 117,333 shares of BVH common stock. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due Fund II under such Senior Subordinated Note. Since the Big V Bankruptcy filing, the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due Fund II under such note have been stayed. As a result of the uncertainties surrounding the Big V Bankruptcy, Fund II stopped accruing interest on the Senior Subordinated Note as of January 1, 2001.

Based on the Bankruptcy Court's prior indication that it would enter judgment in favor of Wakefern in the Wakefern Litigation and uncertainties about the potential impact that this decision may have had on the ability of Big V to transition to a new supplier without incurring a Withdrawal Penalty (subject to then existing questions about the amount or enforceability of that Withdrawal Penalty), Fund II, in accordance with its valuation procedures, determined, as of June 30, 2001, to retain a carrying value of approximately $10.4 million for the Senior Subordinated Note and to write down the carrying value of the 117,333 shares of BVH common stock from its previously reported cost basis of approximately $4.1 million to a nominal valuation of approximately $7,000.

Because the Bankruptcy Court subsequently held that Big V could not exit Wakefern without incurring a Withdrawal Penalty, Fund II now believes that value will be attributed to a Withdrawal Penalty, whether a transaction is concluded with Wakefern or with a third party. Although the value that will have to be attributed to a Withdrawal Penalty is uncertain, as the Bankruptcy Court has not specifically ruled on the proper amount of the Withdrawal Penalty, Fund II believes that the value likely to be attributed to the Withdrawal Penalty makes it highly unlikely that Fund II will receive further payment on account of its investment in Big V. Therefore, as of September 30, 2001, Fund II wrote down to zero the remaining $10.4 million carrying value of its debt and equity investments in the Big V Entities and wrote-off accrued interest on the Senior Subordinated Note of $569,000. In addition, Fund II could conceivably be exposed to losses in excess of its original debt and equity investments in the Big V Entities.

Neither the Investment Adviser nor the General Partners can predict the ultimate outcome of the Big V Bankruptcy or related litigation proceedings, including such proceedings' ultimate impact on the value of the Big V Senior Subordinated Note, the BVH equity or other assets held by Fund II, or the timing or amount of payments, if any, that might be made to Fund II pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the future liquidation of Fund II, or the amount of liquidation proceeds that limited partners will ultimately receive.

In addition, the General Partners will continue to review Fund II's reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with Fund II's Partnership Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ---------------------------------------------------------------

Liquidity and Capital Resources

As of September 30, 2001, ML-Lee Acquisition Fund II, L.P. ("Fund II") held $138,000 in an interest-bearing cash account and $20,000,000 in temporary investments consisting of short-term discounted commercial paper securities with maturities of less than 90 days. Interest earned from such investments totaled $177,000 and $670,000 for the three and nine months ended September 30, 2001, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses of Fund II and contingent obligations, if any, as discussed below, will be obtained from these existing cash reserves, future interest on such reserves and other investment income and proceeds, if any, from the sale of portfolio investments. Fund II, together with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., is referred to herein as the "Funds".

In connection with certain contingencies relating to Fund II's investment in Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"), the General Partners of Fund II have suspended further distributions to the partners of Fund II until the responsibilities of Fund II with respect to such contingencies can be determined. See Note 5 of notes to financial statements for additional information.

As of September 30, 2001, Fund II's remaining portfolio investments consisted of its investments in the Big V Entities and FLA. Orthopedics, Inc. These investments had a combined cost of $16,050,000 and fair value of $0. During the quarter ended September 30, 2001, Fund II wrote-down the carrying value of its investments in the Big V Entities to $0 and reversed $569,000 of accrued interest on the Big V subordinated note held by Fund II. Neither of these remaining portfolio investments were considered to be income producing as of September 30, 2001.

In July 2001, Fund II received net proceeds of $848,000 from the sale of its holdings of BioLease, Inc. and BioTransplant, Inc. Fund II also received accrued interest payments of $25,000 in connection with the sale of the BioLease, Inc. notes. As discussed above, such proceeds are being held by Fund II as cash reserves for the payment of operating expenses of Fund II and contingencies, if any, relating to Fund II's investments in the Big V Entities.

In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced from $1,200,000 to $600,000, effective as of July 1, 2001. Accordingly, Fund II's proportionate share of such annual fee was reduced from $666,000 to $333,000.

Fund II is scheduled to terminate on January 5, 2002. However, the Individual General Partners of Fund II have the right to extend the term of Fund II for an additional one year period, if they determine that such extension is in the best interest of Fund II. Thereafter, if required, Fund II will have an additional five year period to liquidate its remaining assets.

As provided by Fund II's partnership agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after limited partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to limited partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of September 30, 2001, there is no outstanding Deferred Distribution Amount.

Results of Operations

Net Investment Income or Loss - For the three months ended September 30, 2001, Fund II had a net investment loss of $673,000 compared to net investment income of $425,000 for the three months ended September 30, 2000. The decrease in net investment income for the 2001 period compared to the same period in 2000 resulted from a $1,101,000 decrease in investment income, slightly offset by a $3,000 decrease in operating expenses. The decline in investment income primarily was due to a $966,000 decrease in interest from portfolio investments. As of January 1, 2001, Fund II had suspended further interest accruals on the $10,430,000 subordinated note due from Big V. Additionally, the carrying value of Fund II's investments in the Big V Entities was reduced to $0 and accrued interest of $569,000 due on the Big V subordinated note was reversed as of September 30, 2001. The decline in investment income also included a $135,000 decrease in interest from temporary investments, primarily resulting from a reduction in short-term interest rates. The decrease in operating expenses for the 2001 period compared to the same period in 2000 resulted from a 50% reduction in the Investment Advisory Fee, as discussed below, offset by an increase in legal fees, primarily relating to Fund II's investments in the Big V Entities.

For the nine months ended September 30, 2001, Fund II had a net investment loss of $658,000 compared to net investment income of $1,491,000 for the nine months ended September 30, 2000. The decrease in net investment income for the 2001 period compared to the same period in 2000 resulted from a $2,043,000 decrease in investment income and a $106,000 increase in operating expenses. The decline in investment income includes a $1,998,000 decrease in interest from portfolio investments and a $45,000 decrease in interest from temporary investments. The decrease in interest from temporary investments primarily resulted from a reduction in short-term interest rates. The decrease in interest from portfolio investments primarily resulting from the suspension of interest accruals on the subordinated note due from Big V as of January 1, 2001, and the reversal, as of September 30, 2001, of $569,000 of accrued interest due on the Big V subordinated note, as discussed above. Additionally, a one-time adjustment of $205,000 to correct a prior period understatement of interest from portfolio investments was included in the 2000 period. These declines in interest from portfolio investments were partially offset by $189,000 of deferred interest on the subordinated note due from BioLease, Inc., which was recorded during the second quarter of 2001 as a payment in-kind note. The note was paid in full in July 2001 as part of the sale of Fund II's holdings of BioLease, Inc. and BioTransplant, Inc., as discussed below. The increase in operating expenses for the 2001 period compared to the same period in 2000 primarily resulted from increases in legal fees relating to Fund II's investments in the Big V Entities, partially offset by the 50% reduction in the Investment Advisory Fee, as discussed below.

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. Fund II's proportionate share of such fee was $666,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. Fund II's proportionate share of such annual fee is $333,000. As a result, the Investment Advisory Fee for the three months ended September 30, 2001 and 2000 was $83,000 and $167,000, respectively. The Investment Advisory Fee for the nine months ended September 30, 2001 and 2000 was $416,000 and $500,000, respectively.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000. Fund II's proportionate share of such annual fee is $222,000. As a result, the Fund Administration Fee for the three months ended September 30, 2001 and 2000 was $55,000 for both periods and the Fund Administration Fee for the nine months ended September 30, 2001 and 2000 was $166,000 for both periods. Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal and custody fees. Reimbursable Administrative Expenses for the three months ended September 30, 2001 and 2000 were $58,000 and $47,000, respectively. Reimbursable Administrative Expenses for the nine months ended September 30, 2001 and 2000 were $175,000 and $150,000, respectively.

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 2001, Fund II had a net realized loss from its portfolio investments of $39,000. In July 2001, Fund II received net proceeds of $848,000 from the sale of its holdings of BioLease, Inc. and BioTransplant, Inc., compared to the cost basis of such holdings of $887,000, resulting in a realized loss of $39,000. The $848,000 payment was comprised of $189,000 full repayment of deferred interest promissory notes and $659,000 repayment of subordinated notes. Additionally, Fund II received accrued interest payments of $25,000. Fund II received no compensation for its equity holdings of BioLease, Inc. and BioTransplant, Inc. See Note 4 of notes to financial statements.

Fund II had no realized gains or losses from portfolio investments for the three months ended September 30, 2000. For the nine months ended September 30, 2000, Fund II had a net realized loss from its portfolio investments of $7,000 relating to the $116,000 partial repayment of the subordinated note due from BioLease, Inc.

Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 2001, Fund II had a $14,173,000 unfavorable change in unrealized depreciation of portfolio investments, primarily resulting from a $14,537,000 downward revaluation of Fund II's investments in the Big V Entities, which reduced the carrying value of this investment to $0 as of September 30, 2001. This decline was partially offset by a $316,000 upward revaluation of the $668,000 subordinated note due from BioLease, Inc., which was repaid in July 2001, as discussed above. Additionally, during the nine month period, $48,000 of unrealized depreciation was reversed due to the sale of Fund II's investment in BioLease, Inc. and BioTransplant, Inc.

For the nine months ended September 30, 2000, Fund II had a $47,000 favorable change in unrealized depreciation of portfolio investments, resulting from the reversal of unrealized depreciation relating to the $116,000 partial repayment of the subordinated note due from BioLease, Inc., as discussed above.

Net Assets - As of September 30, 2001, Fund II's net assets were $20,004,000 compared to $34,874,000 as of December 31, 2000. The $14,870,000 decrease reflects the net decrease in net assets from operations for the nine months ended September 30, 2001, which is comprised of the unfavorable change in unrealized depreciation of $14,173,000, the net realized loss of $39,000 and the net investment loss of $658,000.

As of September 30, 2000, Fund II's net assets were $34,406,000 compared to $32,875,000 as of December 31, 1999. The $1,531,000 increase reflects the net increase in net assets from operations for the nine months ended September 30, 2000, which is comprised of the net investment income of $1,491,000 and the favorable change in unrealized depreciation of $47,000, partially offset by the $7,000 realized loss from portfolio investments.

The net asset value per $1,000 unit of limited partnership interest ("Unit") in Fund II as of September 30, 2001 and December 31, 2000, was $88 and $154, respectively. The computed net asset value does not represent the current market value of a Unit, and limited partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of Fund II's assets.

As discussed above, in connection with certain contingencies relating to the Funds' investments in the Big V Entities, the General Partners have suspended further distributions to the partners of Fund II until the responsibilities of Fund II with respect to such contingencies can be determined. See Note 5 of notes to financial statements for additional information. Any potential adverse affect of such contingencies to the net assets of Fund II could reduce the computed net asset value. The information presented herein is based on pertinent information available to the Investment Adviser and the Managing General Partner. The Investment Adviser and Managing General Partner currently are not aware of any factors not disclosed herein that could significantly affect the computed net asset values.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2001, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on Fund II's financial position.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities and Use of Proceeds.
              -----------------------------------------

Not applicable.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.       Other Information.
              -----------------

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

The following reports on Form 8-K were filed during the last quarter of the fiscal period covered by this interim report:

(1) A report was filed on July 18, 2001 to disclose a reduction of the annual Investment Advisory Fee.
(2) A report was filed on August 13, 2001 to disclose certain matters concerning Fund II's investments in the Big V Entities.
(3) A report was filed on October 29, 2001 to disclose the write down to zero of the carrying value of Fund II's investments in the Big V Entities.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2001.



              ML-LEE ACQUISITION FUND II, L.P.


By:           Mezzanine Investments II, L.P.
              Managing General Partner


By:           ML Mezzanine II Inc.
              its General Partner


By:           /s/     Kevin T. Seltzer              Dated:  November 14, 2001
              ----------------------------
              Kevin T. Seltzer
              ML Mezzanine II Inc.
              Vice President and Treasurer
              (Principal Financial Officer of Registrant)