Form 10-K
period 2001-12-31
ML LEE ACQUISITION FUND II L P
filed 2002-04-15
CIK 840334

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to
                             Commission file number 0-17383


                        ML-LEE ACQUISITION FUND II, L.P.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


Delaware                                                           04-3028398
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center, 26th Floor
New York, New York                                                       10080
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (800) 288-3694

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class    Name of each exchange on which registered
              -------------------    ----------------------------------------
                    None                             None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]






                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated September 6, 1989 are incorporated by reference in Part I, Part II, and Part III hereof.

                                     PART I

Item 1.       Business

Formation

ML-Lee Acquisition Fund II, L.P. ("Fund II"), a Delaware limited partnership, was formed on September 23, 1988 along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund" and together with Fund II; the "Funds"). The Funds commenced operations on November 10, 1989.

     Mezzanine  Investments  II, L.P.  (the  "Managing  General  Partner")  is a
Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the investment adviser to the Funds (the "Investment Adviser"), is the limited partner. The Managing General Partner is responsible for overseeing and monitoring the investments of the Funds, subject to the overall supervision of four individual general partners (the "Individual General Partners"; and together with the Managing General Partner, the "General Partners"). The Individual General Partners of the Funds include Thomas H. Lee and three independent general partners: Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners"), who are non-interested persons as defined in the Investment Company Act of 1940. ML Fund Administrators Inc. (the "Fund Administrator"), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., is responsible for the administrative services necessary for the operations of the Funds.

In December 2001, the Individual General Partners approved the final extension of the term of Fund II for an additional one year period, to allow for the orderly liquidation of Fund II's remaining assets. Fund II is now scheduled to terminate on January 5, 2003. Thereafter, pursuant to Fund II's amended and restated agreement of limited partnership, as amended (the "Partnership Agreement"), Fund II will have up to an additional five year period to liquidate its remaining assets, if such additional period is required.

The Funds elected to operate as a business development company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The primary investment objective of the Funds is to provide current income and capital appreciation potential to its partners by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. The Funds pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the mezzanine financings of friendly leveraged buyout transactions, leveraged acquisitions and recapitalizations ("Mezzanine Investments"). The Funds also invested in bridge investments, as such investments facilitated the consummation of mezzanine financings. The activity of the Funds is considered to constitute the single industry segment of mezzanine financing investing.

The Funds have invested substantially all of their respective net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock with equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. The Funds will not make any additional Mezzanine Investments.

The Funds offered an aggregate of 1 million units of limited partnership interest ("Units") at $1,000 per Unit. The Units were registered under the Securities and Exchange Commission pursuant to a Registration Statement on Form N-2 (File No. 33-25816), effective September 6, 1989. The information set forth under the heading "Risk and Other Important Factors", "Estimated Use of Proceeds", "Mezzanine Financing", "Investment Objectives and Policies" and "Conflicts of Interest" in the Prospectus of the Funds dated September 6, 1989, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

The offering of Units commenced on September 6, 1989. On November 10, 1989, December 20, 1989 and January 5, 1990, Fund II held its first, second and third closings, respectively, at which time the Managing General Partner admitted the additional Limited Partners to Fund II representing 221,745 Units. Capital contributions of the additional Limited Partners totaled $205,114,126, exclusive of discounts allowed of $3,119,607 and net of sales commissions and financial advisory fees of $13,511,267. Additionally, the Managing General Partner contributed $500,000 and Thomas H. Lee, an Individual General Partner of the Funds, contributed $50,000 to Fund II. In connection with the offering of Units, Fund II paid sales commissions to Merrill Lynch, Pierce, Fenner and Smith Incorporated ("MLPF&S") totaling $10,800,450, exclusive of discounts of $2,504,250. In addition, Fund II paid a financial advisory fee to MLPF&S of $2,710,817, exclusive of discounts of $615,357.

The Portfolio Investments

Fund II's portfolio investments were made on a coinvestment basis with the Retirement Fund in proportion to the total capital available for investment by the Funds. As of December 31, 2001, the portfolio investments of Fund II consisted of a $14,537,000 investment in Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"), and a $1,513,000 investment in FLA. Orthopedics, Inc. As of December 31, 2001, both of these investments had a fair value of $0.

Big V Supermarkets, Inc. - Big V is a regional supermarket retailer doing business in the Northeastern United States under the ShopRite name. Big V operates several supermarkets, principally in the Hudson Valley region of New York State. Big V filed for bankruptcy protection in November 2000. As a result, further principal and interest payments on Fund II's $10.4 million subordinated note have been stayed. See Note 6 of notes to financial statements included in
Part II, Item 8 of this Form 10-K for additional information. On September 30, 2001, Fund II wrote-down the carrying value of its investments in the Big V Entities to $0 and reversed $569,000 of accrued interest on the Big V subordinated note.

     FLA. Orthopedics, Inc. - FLA. Orthopedics, Inc., headquartered in Miami Florida, manufactures, markets and distributes products in two major lines of business: ergonomically designed safety products and orthopedic soft goods. Fund II's $1.5 million investment in FLA. Orthopedics, Inc. is valued at $0 as of December 31, 2001.

BioLease, Inc. and BioTransplant, Inc. - In July 2001, Fund II received net proceeds of $848,000 from the sale of its holdings of BioLease, Inc. and BioTransplant, Inc., comprised of $189,000 full repayment of deferred interest promissory notes and $659,000 repayment of subordinated notes. Additionally, Fund II received accrued interest payments of $25,000. The sale resulted in a net realized loss of $39,000 for 2001 as shown below.

                                                                                                                      Net
                                                                           Investment             Net              Realized

Security                                                                      Cost             Proceeds            Gain (Loss)
------------------------------------------------------------------------------------------------------------------------------
BioLease, Inc. - Subordinated Note ($668,000 face value)                 $      604,000      $     659,000    $         55,000
BioLease, Inc. - 96.56 common shares                                             94,000                  -             (94,000)
BioLease, Inc. - deferred interest promissory note
     ($189,000 face value)                                                      189,000            189,000                   -
BioTransplant, Inc. - common stock options                                            -                  -                   -
                                                                         --------------      -------------    ----------------
                                                      Totals             $      887,000      $     848,000    $        (39,000)
                                                                         ==============      =============    ================

Competition
The Funds have completed their investment period and its reinvestment program and, therefore, will no longer be competing for new investment opportunities. The Funds remaining portfolio companies participate in very competitive business segments.

Employees
Fund II has no employees. The Investment Adviser, subject to the supervision of the Managing General Partner and the Individual General Partners, is responsible for overseeing and monitoring the Funds portfolio investments. The Managing General Partner is responsible for managing the Temporary Investments of Fund
II. The Fund Administrator is responsible for the administrative services of Fund II. The Fund Administrator is a subsidiary of Merrill Lynch & Co., the parent of MLPF&S.

Item 2.       Properties.
              ----------
Fund II does not own or lease any physical properties.

Item 3.       Legal Proceedings.
              -----------------
Fund II is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

There is no established trading market for the Units. The Partnership Agreement contains restrictions that are intended to prevent the development of a public market. Accordingly, accurate information as to the market value of the Units at any given date is not available. The approximate number of Unit holders as of March 15, 2002 was 16,830. The Managing General Partner and Thomas H. Lee, an Individual General Partner, also hold interests in Fund II.

MLPF&S reports estimated values of limited partnerships and other direct investments on client account statements and no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S, including Units of the Funds, are provided by independent valuation services. MLPF&S clients may contact their Financial Advisor to obtain a general description of the methodology used by the independent valuation services in determining the estimated values. The estimated values provided by the independent services and Fund II's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or Fund II's current net asset value upon the liquidation of assets over its remaining life.

Fund II distributes Distributable Cash from Investments and Distributable Capital Proceeds in accordance with the terms of the Partnership Agreement. Pursuant to the Partnership Agreement, transfers of Units are recognized on the first day of the fiscal quarter after which the Managing General Partner has been duly notified of a transfer pursuant to the Partnership Agreement. Until a transfer is recognized, the limited partner of record (i.e. the transferor) will continue to receive all of the benefits and burdens of ownership of Units, including allocations of profit and loss and distributions, and any transferee will have no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized by the Managing General Partner, will be payable to the transferor and not the transferee.

Cash Distributions
Generally, Fund II has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. However, Fund II's ability to make future cash distributions is restricted. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, included in Part II of this Form 10-K.

Item 6.       Selected Financial Data.
              -----------------------

                                                                           Years Ended December 31,
                                                     2001            2000           1999           1998              1997
                                                 -------------  -------------   -------------  ---------------  --------------
Net Investment Income (Loss)                     $    (798,359) $   1,923,644   $   1,096,665  $     2,822,809  $    8,426,190

Net Realized Gain (Loss) on Sales of
   Investments                                         (39,534)        29,324      (4,532,421)     (26,634,967)         92,648

Net Change in Unrealized Appreciation
   of Investments                                  (14,171,670)        46,899      13,635,980       33,816,479      (6,129,993)

Cash Distributions to Partners                               -              -       8,350,808       25,810,638      26,672,357

Net Assets                                          19,865,399     34,874,963      32,875,097       31,025,683      46,832,011

Cost of Mezzanine Investments                       16,049,255     16,719,729      19,440,708       41,110,511      91,989,046

Total Assets                                        20,086,890     35,040,577      33,034,443       31,176,545      47,105,834

PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                                    $     2.04      $   11.97      $  7.58        $    17.84        $   36.43

Expenses                                                   5.64           4.61         4.13              6.81             7.79

Net Investment Income (Loss)                              (3.60)          7.36         3.45             11.03            28.64

Net Realized Gain (Loss) from Investments                 (0.18)          0.13       (20.61)          (124.73)            0.42

Net Change in Unrealized Appreciation
   of Investments                                        (63.91)          0.21        61.34            152.12           (27.58)

Cash Distributions                                       -                -           34.92            109.19           106.00

Cumulative Cash Distributions                          1,302.98       1,302.98     1,302.98          1,267.87         1,158.68

Net Asset Value                                           86.75         154.44       146.74            137.49           209.93

See cash distributions schedule for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
             ----------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 2001, ML-Lee Acquisition Fund II, L.P. ("Fund II") held $274,000 in an interest-bearing cash account and $19,798,000 in temporary investments consisting of short-term discounted commercial paper securities with maturities of less than 90 days. For the years ended December 31, 2001, 2000 and 1999, Fund II earned interest from such investments totaling $784,000, $1,035,000 and $347,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses of Fund II and contingent obligations, if any, as discussed below, will be obtained from these existing cash reserves, future interest on such reserves and other investment income and proceeds, if any, from the sale of portfolio investments. Fund II, together with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., are referred to herein as the "Funds".

In connection with certain contingencies relating to Fund II's investment in Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"), the General Partners of Fund II have suspended further distributions to the partners of Fund II until the responsibilities of Fund II with respect to such contingencies can be determined. See Note 6 of notes to financial statements for additional information.

As of December 31, 2001, Fund II's remaining portfolio investments consisted of its investments in the Big V Entities and FLA. Orthopedics, Inc. These investments had a combined cost of $16,050,000 and fair value of $0. During the quarter ended September 30, 2001, Fund II wrote-down the carrying value of its investments in the Big V Entities to $0 and reversed $569,000 of accrued interest on the Big V subordinated note held by Fund II. Neither of these remaining portfolio investments was considered to be income producing as of December 31, 2001.

In July 2001, Fund II received net proceeds of $848,000 from the sale of its holdings of BioLease, Inc. and BioTransplant, Inc. Fund II also received accrued interest payments of $25,000 in connection with the sale of the BioLease, Inc. notes. As discussed above, such proceeds are being held as cash reserves for the payment of operating expenses and contingencies, if any, relating to Fund II's investments in the Big V Entities.

In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced from $1,200,000 to $600,000, effective as of July 1, 2001. Accordingly, Fund II's proportionate share of such annual fee was reduced from $666,000 to $333,000. The Investment Advisory Fee is paid quarterly in advance.

In December 2001, the Individual General Partners approved the final extension of the term of Fund II for an additional one year period, to allow for the orderly liquidation of Fund II's remaining assets. Fund II is now scheduled to terminate on January 5, 2003. Thereafter, pursuant to the Partnership Agreement, Fund II will have up to an additional five year period to liquidate its remaining assets, if such additional period is required.

As provided by the Partnership Agreement of Fund II, the Managing General Partner of Fund II is entitled to receive an incentive distribution after limited partners have received their Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to limited partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of December 31, 2001, there is no outstanding Deferred Distribution Amount.

Results of Operations

Net Investment Income or Loss - For the year ended December 31, 2001, Fund II had a net investment loss of $798,000 as compared to net investment income of $1,923,000 and $1,097,000 for the years ended December 31, 2000 and 1999, respectively.

The unfavorable change in net investment income for the year ended 2001 as compared to 2000 resulted from a $2,673,000 decrease in investment income and a $48,000 increase in operating expenses. The decline in investment income includes a $2,422,000 decrease in interest from portfolio investments and a $251,000 decrease in interest from temporary investments. The decrease in interest from temporary investments primarily resulted from a reduction in short-term interest rates during 2001 compared to 2000. The decrease in interest income from portfolio investments primarily resulted from the suspension of interest accruals on the $10,430,000 subordinated note due from Big V as of January 1, 2001, and the reversal, on September 30, 2001, of $569,000 of accrued interest due on the Big V subordinated note, as discussed above. Additionally, the carrying value of Fund II's investments in the Big V Entities was reduced to $0 on September 30, 2001. Also, a one-time adjustment of $205,000 to correct a prior period understatement of interest from portfolio investments was included in the 2000 period. These declines in interest from portfolio investments were partially offset by $189,000 of deferred interest on the subordinated note due from BioLease, Inc., which was recorded during the second quarter of 2001 as a payment in-kind note. The note was paid in full in July 2001 as part of the sale of Fund II's holdings of BioLease, Inc. and BioTransplant, Inc., as discussed below. The increase in operating expenses for the 2001 period compared to the same period in 2000 primarily resulted from increases in legal fees relating to Fund II's investments in the Big V Entities, partially offset by the 50% reduction in the Investment Advisory Fee, as discussed below.

The increase in net investment income for the year ended 2000 as compared to 1999 resulted from a $718,000 increase in investment income and a $108,000 decrease in operating expenses. The increase in investment income during 2000, as compared to 1999, primarily is attributable to an increase in income earned on Temporary Investments as a result of investing the Fitz and Floyd sale proceeds, the BioLease partial paydown proceeds, the Big V partial maturity proceeds, the BioTransplant stock sale proceeds and income from operations from the third quarter 1999 and forward, all of which have been reserved. This increase was partially offset by a decrease in income earned on Mezzanine Investments as a result of the August 1999 sale of Fitz and Floyd, the April 2000 partial paydown of the BioLease subordinated note and the June 2000 partial maturity of the Big V senior subordinated note. In addition, the increase in investment income during 2000, as compared to 1999, is attributable to a $205,000 adjustment in the first quarter of 2000 to correct for a 1999 understatement of Mezzanine Investment income. The decline in operating expenses primarily is the result of a reduction of operating expenses reimbursable to the Fund Administrator, as discussed below.

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. Fund II's proportionate share of such fee was $666,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. Fund II's proportionate share of such annual fee is $333,000. The Investment Advisory Fee for the years ended December 31, 2001, 2000 and 1999 was $500,000, $666,000 and $666,000, respectively.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000. Fund II's proportionate share of such annual fee is $222,000. As a result, the Fund Administration Fee for each of the years ended December 31, 2001, 2000 and 1999 was $222,000. Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal and custody fees. Reimbursable Administrative Expenses for the years ended December 31, 2001, 2000 and 1999 were $163,000, $172,000 and $276,000, respectively.

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 2001, Fund II had a net realized loss from its portfolio investments of $39,000. In July 2001, Fund II received net proceeds of $848,000 from the sale of its holdings of BioLease, Inc. and BioTransplant, Inc., comprised of $189,000 full repayment of deferred interest promissory notes and $659,000 repayment of subordinated notes. Additionally, Fund II received accrued interest payments of $25,000. Fund II received no compensation for its equity holdings of BioLease, Inc. and BioTransplant, Inc. See Note 5 of notes to financial statements.

For the year ended December 31, 2000, Fund II had a net realized gain from its portfolio investments of $29,000. During 2000, a $116,000 partial repayment of the subordinated note due from BioLease, Inc. resulted in a realized loss of $7,000. Additionally, Fund II sold 10,014 common shares of BioTransplant, Inc. for $91,000, resulting in a realized gain of $36,000.

For the year ended December 31, 1999, Fund II had a net realized loss from its portfolio investments of $4,533,000. During 1999, Fund II sold all of its holdings of 1) Stablex Canada, Inc. for $5,605,000, realizing a loss of $1,026,000 and 2) Fitz and Floyd, Inc. for $11,532,000, realizing a loss of $3,507,000.

Changes in Unrealized Depreciation of Portfolio Investments - For the year ended December 31, 2001, Fund II had a $14,172,000 unfavorable change in unrealized depreciation of portfolio investments, primarily resulting from a $14,537,000 downward revaluation of Fund II's investments in the Big V Entities, which reduced the carrying value of this investment to $0 as of December 31, 2001. This decline was partially offset by a $316,000 upward revaluation of the $668,000 subordinated note due from BioLease, Inc., which was repaid in July 2001, as discussed above. Additionally, during 2001, $49,000 of unrealized depreciation was reversed due to the sale of Fund II's investment in BioLease, Inc. and BioTransplant, Inc.

For the year ended December 31, 2000, Fund II had a $47,000 favorable change in unrealized depreciation of portfolio investments, resulting from the reversal of unrealized depreciation relating to the $116,000 partial repayment of the subordinated note due from BioLease, Inc., as discussed above.

For the year ended December 31, 1999, Fund II had a $13,636,000 favorable change in unrealized depreciation of portfolio investments, resulting from the reversal of unrealized depreciation relating to the sale of Fund II's holdings of Stablex Canada, Inc. and Fitz and Floyd, Inc., as discussed above.

Net Assets - As of December 31, 2001, Fund II's net assets were $19,865,000 compared to $34,874,000 as of December 31, 2000. The $15,009,000 decrease reflects the net decrease in net assets from operations for 2001, which is comprised of the unfavorable change in unrealized depreciation of $14,172,000, the net realized loss from investments of $39,000 and the net investment loss of $798,000.

As of December 31, 2000, Fund II's net assets were $34,874,000 compared to $32,875,000 as of December 31, 1999. The $1,999,000 increase reflects the net increase in net assets from operations for 2000, which is comprised of the net investment income of $1,923,000, the net realized gain from investments of $29,000 and the favorable change in unrealized depreciation of $47,000.

As of December 31, 1999, Fund II's net assets were $32,875,000 compared to $31,026,000 as of December 31, 1998. The $1,849,000 increase reflects the net increase in net assets from operations for 1999 of $10,200,000 exceeding the $8,351,000 cash distribution paid to partners during 1999. The net increase in net assets from operations for 1999 is comprised of the net investment income of $1,097,000, and the favorable change in unrealized depreciation of $13,636,000 partially offset by the net realized loss from investments of $4,533,000

The net asset value per $1,000 unit of limited partnership interest ("Unit") of Fund II as of December 31, 2001, December 31, 2000 and December 31, 1999, was $87, $154 and $147, respectively. The computed net asset value does not represent the current market value of a Unit, and limited partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of Fund II's assets.

As discussed above, in connection with certain contingencies relating to the Funds' investments in the Big V Entities, the General Partners have suspended further distributions to the partners of the Funds until the responsibilities of the Funds with respect to such contingencies can be determined. See Note 6 of notes to financial statements for additional information. Any potential adverse effect of such contingencies to the net assets of Fund II could reduce the computed net asset value. The information presented herein is based on pertinent information available to the Investment Adviser and the Managing General Partner. The Investment Adviser and Managing General Partner currently are not aware of any factors not disclosed herein that could significantly affect the computed net asset values.

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

Cash Distributions - In connection with certain contingencies relating to the Funds investment in Big V and BVH, the Individual General Partners of the Funds have suspended further distributions to the partners of the Funds until the responsibilities of the Funds with respect to such contingencies can be determined. See Note 6 of notes to financial statements for additional information.

No cash distributions were paid to partners during 2001 or 2000. Cash distributions paid during 1999 and cumulative cash distributions paid to partners from inception of Fund II through December 31, 2001 are shown below:

                                                               Managing        Individual                              Per
                                                               General          General           Limited          $1,000
Distribution Date                                              Partner          Partner          Partners            Unit
------------------------------------------------          ---------------   -------------    ---------------    --------------
Inception to December 31, 1998                            $    26,669,124     $   67,102     $   280,883,204    $   1,268.06
First Quarter of 1999                                             408,103            386           1,711,871            7.72
Second Quarter of 1999                                            111,278          1,311           5,814,154           26.22
Third Quarter of 1999                                              86,346             49             217,310             .98
                                                          ---------------     ----------     ---------------    ------------

Cumulative totals as of December 31, 2001                 $    27,274,851     $   68,848     $   288,626,539    $   1,302.98
                                                          ===============     ==========     ===============    ============

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk

Fund II is subject to market risk arising from changes in the value of its portfolio investments, temporary investments and interest-bearing cash equivalents, which may result from fluctuations in interest rates and equity prices. Fund II has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by Fund II at the end of the accounting period.

Fund II's remaining portfolio investments had a fair value of $0 as of December 31, 2001. Therefore, no additional market risk exists with respect to Fund II's portfolio investments.

As of December 31, 2001, Fund II held temporary investments consisting of two separate discounted commercial paper instruments with remaining maturities of 5 days or less. These temporary investments were carried at an aggregate amortized cost of $19,798,000 as of December 31, 2001. An assumed 10% increase in the market interest rates of such temporary investments held by Fund II as of December 31, 2001, would result in a reduction to the fair value of such investments and an unrealized loss that is considered to be immaterial. Market risk relating to Fund II's interest-bearing cash equivalents held as of December 31, 2001 is also considered to be immaterial.

Item 8.       Financial Statement and Supplemental Data

                                              ML-LEE ACQUISITION FUND II, L.P.
                                      INDEX

Report of Independent Accountants

Statements of Assets, Liabilities and Partners' Capital as of December 31, 2001 and December 31, 2000

Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Statements of Changes in Partners' Capital for the Years Ended December 31, 2001, 2000 and 1999

Schedule of Investments as of December 31, 2001 and 2000

Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the General and Limited Partners of ML-Lee Acquisition Fund II, L.P.

In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of investments, and the related statements of operations, of cash flows and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund II, L.P. (the "Fund") at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2001 and December 31, 2000 by correspondence with the custodian, provide a reasonable basis for our opinion.

The financial statements include securities, valued at $0 and $14.9 million as of December 31, 2001 and December 31, 2000, respectively (representing 0% and 42.6% of net assets, respectively), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

As discussed in Note 1, the Fund is scheduled to dissolve on January 5, 2003. Thereafter, pursuant to the partnership agreement, the Fund will have up to an additional five-year period to liquidate its remaining assets, if such additional period is required.


PricewaterhouseCoopers LLP

New York, New York
April 4, 2002

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
(dollars in thousands)

                                                                                     December 31,           December 31,
                                                                                            2001                   2000
                                                                                     ------------------     ------------------
Assets

Investments:
     Portfolio investments at fair value (cost $16,050 as of
         December 31, 2001 and $16,720 as of December 31, 2000)                         $          -            $      14,871
     Temporary investments at amortized cost                                                  19,798                   19,393
Cash - interest bearing                                                                          274                      162
Accrued interest receivable                                                                        -                      591
Prepaid insurance                                                                                 15                       23
                                                                                        ------------            -------------

Total Assets                                                                            $     20,087            $      35,040
                                                                                        ============            =============

Liabilities and Partners' Capital

Liabilities:

Reimbursable administrative expenses payable                                            $        113            $         116
Accounts payable and accrued expenses                                                            104                       42
Due to Independent General Partners                                                                5                        4
Deferred interest income                                                                           -                        4
                                                                                        ------------            -------------
     Total Liabilities                                                                           222                      166
                                                                                        ------------            -------------

Partners' Capital:
Individual General Partner                                                                        11                       13
Managing General Partner                                                                         580                      612
Limited Partners (221,745 Units)                                                              19,274                   34,249
                                                                                        ------------            -------------
     Total Partners' Capital                                                                  19,865                   34,874
                                                                                        ------------            -------------

Total Liabilities and Partners' Capital                                                 $     20,087            $      35,040
                                                                                        ============            =============


See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001, 2000 and 1999
(dollars in thousands)


                                                                                2001               2000              1999
                                                                           -------------       -------------    --------------
Investment Income and Expenses

Investment Income:
   Interest from portfolio investments                                     $         239         $     2,092    $        2,062
   Reversal of accrued interest from portfolio investment                           (569)                  -                 -
   Interest from temporary investments                                               784               1,035               347
                                                                           -------------         -----------    --------------
   Total investment income                                                           454               3,127             2,409
                                                                           -------------         -----------    --------------

Expenses:
   Investment advisory fee                                                           500                 666               666
   Fund administration fee                                                           222                 222               222
   Reimbursable administrative expenses                                              163                 172               276
   Independent General Partners' fees and expenses                                   106                  93                91
   Legal fees                                                                        253                  43                52
   Insurance expense                                                                   8                   8                 5
                                                                           -------------         -----------   ---------------
   Total expenses                                                                  1,252               1,204             1,312
                                                                           -------------         -----------   ---------------

Net Investment Income (Loss)                                                        (798)              1,923             1,097
                                                                           -------------         -----------   ---------------

Net Realized and Unrealized Gain (Loss)
     From Investments

Net realized (loss) gain from investments                                            (39)                 29            (4,533)
Change in unrealized depreciation of investments                                 (14,172)                 47            13,636
                                                                           -------------         -----------   ---------------

Net realized and unrealized gain (loss) from investments                         (14,211)                 76             9,103
                                                                           -------------         -----------   ---------------

Net Increase (Decrease) in Net Assets Resulting
   From Operations                                                               (15,009)              1,999            10,200

Less: Earned MGP Distributions                                                         -                (297)             (380)
                                                                           -------------         -----------   ---------------

Net Increase (Decrease) in Net Assets
   Available for Pro-Rata Distribution to Partners                         $     (15,009)        $     1,702       $     9,820
                                                                           =============         ===========       ===========

See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999
 (dollars in thousands)

                                                                               2001               2000               1999
                                                                         ---------------     ---------------    ---------------
Cash Flows From Operating Activities:
Interest income                                                              $       928       $       2,562   $          3,586
Investment advisory fee                                                             (500)               (666)              (666)
Fund administration fee                                                             (222)               (222)              (222)
Independent General Partners' fees and expenses                                     (105)                (83)              (103)
Reimbursable administrative expenses                                                (166)               (173)              (193)
Legal fees                                                                          (191)                (47)               (77)
Insurance expense                                                                      -                 (25)                (8)
Net purchase of temporary investments                                               (480)             (4,016)           (11,854)
Proceeds from dispositions and repayments
   of portfolio investments                                                          848               2,796             17,919
                                                                             -----------       -------------   ----------------

Net cash provided by operating activities                                            112                 126              8,382
                                                                             -----------       -------------   ----------------

Cash Flows From Financing Activities:
Cash distributions to Partners                                                         -                   -             (8,351)
                                                                             -----------       -------------   ----------------

Net Increase in Cash                                                                 112                 126                 31
Cash at Beginning of Year                                                            162                  36                  5
                                                                             -----------       -------------   ----------------

Cash at End of Year                                                          $       274       $         162   $             36
                                                                             ===========       =============   ================

Reconciliation of net investment income (loss) to net cash provided by operating activities:

Net investment income (loss)                                                 $      (798)      $       1,923   $          1,097
                                                                             -----------       -------------   ----------------

Adjustments to reconcile net investment income (loss) to net cash provided by operating activities:

Reversal of accrued interest from portfolio investment                               569               -                     -
Amortization of commitment fee income                                                 (4)              -                     -
(Increase) decrease in investments at cost                                           218              (1,290)             9,816
(Increase) decrease in receivable for securities sold                                  -                   -                782
(Increase) decrease in accrued interest receivable                                    98                (565)             1,177
(Increase) decrease in prepaid expenses                                                8                 (17)                (3)
Increase (decrease) in accounts payable and accrued expenses                          62                  37                (25)
Increase (decrease) in reimbursable administrative
   expenses payable                                                                   (3)                 (1)                83
Increase (decrease) in due to Independent General Partners                             1                  10                (12)
Net realized gain (loss) from portfolio investments                                  (39)                 29             (4,533)
                                                                             -----------       -------------   ----------------
Total adjustments                                                                    910              (1,797)             7,285
                                                                             -----------       -------------   ----------------

Net cash provided by operating activities                                    $       112       $         126   $          8,382
                                                                             ===========       =============   ================

See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2001, 2000 and 1999
 (dollars in thousands)


                                                              Individual        Managing
                                                                General         General           Limited
                                                                Partner          Partner         Partners            Total
-----------------------------------------------------------------------------------------      -------------      ------------
Balance as of December 31, 1998                                $     13      $      525        $     30,488       $     31,026

Net investment income                                                 - (a)         332                 765              1,097

Net realized loss from investments                                   (1)                       40                 (4,572)
(4,533)

Change in unrealized depreciation of investments                      3              31              13,602             13,636

Cash Distributions paid to Partners                                  (2)           (606)             (7,743)            (8,351)
                                                               --------      ----------        ------------       ------------

Balance as of December 31, 1999                                      13             322              32,540             32,875

Net investment income                                                 - (a)         290               1,633              1,923

Net realized gain from investments                                    - (a)           - (a)              29                 29

Change in unrealized depreciation of investments                      - (a)           - (a)              47                 47
                                                               --------      ----------        ------------       ------------

Balance as of December 31, 2000                                      13             612              34,249             34,874

Net investment loss                                                   - (a)           - (a)            (798)              (798)

Net realized loss from investments                                    - (a)           - (a)             (39)               (39)

Change in unrealized depreciation of investments                     (2)            (32)            (14,138)           (14,172)
                                                               --------      ----------        ------------       ------------

Balance as of December 31, 2001                                $     11      $      580        $     19,274 (b)   $     19,865
                                                               ========      ==========        =============      ============


(a)  Allocated amounts are less than $1,000.
(b) The net asset value per $1,000 unit of limited partnership interest ("Unit") was $87, $154 and $147 as of December 31, 2001, 2000 and 1999,
     respectively. As of December 31, 2001, 2000 and 1999, cumulative cash distributions paid to limited partners from inception of Fund II totaled $1,303 per Unit.


See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
SCHEDULE OF INVESTMENTS
As of December 31, 2001
(dollars in thousands)

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
                                                                                                  ==========       ===========


TEMPORARY INVESTMENTS:

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------
American General Corp.                         1.85%         1/2/02         $     9,975          $      24         $     9,999
U.S. Treasury Bill                             1.77%         1/3/02               9,776                 23               9,799
                                                                            -----------          ---------         -----------

Total Temporary Investments                                                 $    19,751          $      47         $    19,798
                                                                            ===========          =========         ===========


(a) Issuer may be deemed an affiliate of Fund II as defined in the Investment Company Act of 1940. All portfolio securities are restricted and non-income producing.

(b) Big V Supermarkets, Inc. filed for bankruptcy protection in November 2000. As a result, further principal and interest payments have been stayed.

(c) In July 2001, Fund II sold its holdings of BioLease, Inc. and BioTransplant Inc. See notes to financial statements.

See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
SCHEDULE OF INVESTMENTS
As of December 31, 2000
(dollars in thousands)

PORTFOLIO INVESTMENTS:

                                                                             Initial
                                                                           Investment
                                                                              Date                 Cost              Fair Value
Managed Companies:
Big V Supermarkets, Inc. (a)  (b)                                         Dec. 1990
Senior Subordinated Note 14.14% due 3/15/01                                                       $   10,430       $    10,430
117,333 shares of common stock of Big V Holding Corp.                                                  4,107             4,107
                                                                                                  ----------       -----------

Total investment in Managed Companies                                                                 14,537            14,537
                                                                                                  ----------       -----------

Non-Managed Companies:

BioLease, Inc.                                                            June 1994
Subordinated Note 13% due 6/06/04 (c)                                                                    576               334
96.56 shares of common stock                                                                              94                 -
9,362 common stock options of BioTransplant, Inc.                                                          -                 -
                                                                                                  ----------       -----------
                                                                                                         670               334
                                                                                                  ----------       -----------
FLA. Orthopedics, Inc.                                                    Aug. 1993
19,366 shares of Series B preferred stock of FLA. Holdings, Inc.                                       1,513                 -
Warrants to purchase 3,822 common shares of FLA. Holdings, Inc.                                            -                 -
                                                                                                  ----------       -----------
                                                                                                       1,513                 -
                                                                                                  ----------       -----------

Total investment in Non-Managed Companies                                                              2,183               334
                                                                                                  ----------       -----------

Total Portfolio Investments                                                                       $   16,720       $    14,871
                                                                                                  ==========       ===========



TEMPORARY INVESTMENTS:

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------

General Electric Corp.                         6.44%        1/03/01         $     9,934          $      62         $     9,996
Clipper Receivable Corp.                       6.50%        1/03/01               9,337                 60               9,397
                                                                            -----------          ---------         -----------

Total Temporary Investments                                                 $    19,271          $     122         $    19,393
                                                                            ===========          =========         ===========


(a)  Issuer may be deemed an affiliate of Fund II as defined in the Investment
     Company Act of 1940. All portfolio securities are restricted and non-income producing.

(b)  Big V Supermarkets,  Inc. filed for bankruptcy protection in November 2000. As a result,  further principal and interest payments have been stayed.

(c)  Cost excludes $28 of unamortized discount.

See notes to financial statements.



ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS

1.       Organization and Purpose

ML-Lee Acquisition Fund II, L.P. ("Fund II"), a Delaware limited partnership, was formed on September 23, 1988 along with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund" and together with Fund II; the "Funds"). The Funds commenced operations on November 10, 1989.

     Mezzanine  Investments  II, L.P.  (the  "Managing  General  Partner")  is a
Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the investment adviser to the Funds (the "Investment Adviser"), is the limited partner. The Managing General Partner is responsible for overseeing and monitoring the investments of Fund II, subject to the overall supervision of four individual general partners (the "Individual General Partners"; and together with the Managing General Partner, the "General Partners"). The Individual General Partners of Fund II include Thomas H. Lee and three independent general partners: Vernon R. Alden, Joseph L. Bower and Stanley
H. Feldberg (the "Independent General Partners"), who are non-interested persons as defined in the Investment Company Act of 1940. ML Fund Administrators Inc. (the "Fund Administrator"), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., is responsible for the administrative services necessary for the operations of Fund II.

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

In December 2001, the Individual General Partners approved the final extension of the term of Fund II for an additional one year period, to allow for the orderly liquidation of Fund II's remaining assets. Fund II is now scheduled to terminate on January 5, 2003. Thereafter, pursuant to Fund II's amended and restated agreement of limited partnership, as amended (the "Partnership Agreement"), Fund II will have up to an additional five year period to liquidate its remaining assets, if such additional period is required.

2.       Significant Accounting Policies

Valuation of Investments - The fair value of publicly listed securities for which market quotations are readily available, are valued using the public market price as of the last day of the valuation period. The fair value of publicly listed securities for which market quotations are not readily available, including securities restricted as to resale for which a corresponding publicly traded class exists, are valued in good faith by the Investment Adviser after approval by the Managing General Partner and approval of the Individual General Partners. Privately held securities generally are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such privately held investments generally are revalued if there is an objective basis for doing so at a different price. Investments are written down in value if the Investment Adviser and the General Partners believe adverse credit developments of a significant nature require a write-down of such securities. Investments are written up in value only if there has been an arms length third party transaction to support the increased valuation. Although the Investment Adviser and the General Partners use their best judgment in estimating the fair value of Fund II's portfolio investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount that could be realized if a readily available market existed for such securities, and the differences could be material.
ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

Temporary Investments - Investments in short term money market instruments with maturities of 90 days or less are stated at amortized cost, which approximates market value.

Investment Transactions - Investment transactions are recorded on the accrual method. Investments are recorded on the trade date, or the date Fund II obtains an enforceable right to demand the securities or payment therefore. Realized gains and losses on investments sold are computed on a specific identification basis.

Deferred Interest Income - All fees received by Fund II upon the funding of Mezzanine or Bridge Investments were treated as deferred interest income and amortized over the maturity of such investments.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. Fund II's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of investments of $16.05 million as of December 31, 2001, was recorded for financial statement purposes, but was not recognized for tax purposes. Additionally, syndication costs relating to the offering of limited partnership interests totaling $19.6 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Reclassification - Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

3.       Allocations of Profits and Losses

Pursuant to the Partnership Agreement, all profits from Temporary Investments generally are allocated 99.75% to the Limited Partners, 0.23% to the Managing General Partner and 0.02% to the Individual General Partner. Profits from Mezzanine Investments generally are allocated as follows:

o first, if the capital accounts of any partners have negative balances, to such partners in proportion to the negative balances in their capital accounts until the balances of all such capital accounts equal zero;

o second, 99.75% to the Limited Partners, 0.23% to the Managing General Partner and 0.02% to the Individual General Partner until the sum allocated to the Limited Partners equals any previous losses allocated together with a cumulative Priority Return of 10% on the average daily amount in Mezzanine Investments, and any outstanding Compensatory Payments;

o third, 69.75% to the Limited Partners, 30.225% to the Managing General Partner and 0.025% to the Individual General Partner until the Managing General Partner has received 20.281% of the total profits allocated; and

o thereafter, 79.75% to the Limited Partners, 20.225% to the Managing General Partner and 0.025% to the Individual General Partner.

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

4.       Related Party Transactions

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

As provided by Fund II's Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received a Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. During 2001, the Managing General Partner received no cash distributions.

As compensation for their services to the Funds, each of the Independent General Partners receives a combined annual fee of $40,000; $1,000 for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for out-of-pocket costs incurred in connections with such meetings. Fund II's proportionate share of the annual fee and meeting fee paid to each of the Independent General Partners is $22,200 and $555, respectively.

5.     Net Realized Loss from Portfolio Investments

In July 2001, Fund II received net proceeds of $848,000 from the sale of its holdings of BioLease, Inc. and BioTransplant, Inc., comprised of $189,000 full repayment of deferred interest promissory notes and $659,000 repayment of subordinated notes. Additionally, Fund II received accrued interest payments of $25,000. The sale resulted in a net realized loss of $39,000 for 2001 as shown below.

                                                                                                               Net
                                                                           Investment             Net              Realized

Security                                                                      Cost             Proceeds           Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------------
BioLease, Inc. - Subordinated Note ($668,000 face value)                 $      604,000      $     659,000      $       55,000
BioLease, Inc. - 96.56 common shares                                             94,000                  -             (94,000)
BioLease, Inc. - deferred interest promissory note
                   ($189,000 face value)                                        189,000            189,000                   -
BioTransplant, Inc. - common stock options                                            -                  -                   -
                                                                         --------------      -------------       -------------
                                                      Totals             $      887,000      $     848,000       $     (39,000)
                                                                         ==============      =============       =============

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

6.       Portfolio Investments

At the quarterly meetings held since September 19, 2000, the General Partners, as part of their recurring review of Fund II's reserves available for distribution, have reviewed certain contractual covenants, commitments and contingencies which may affect Fund II by virtue of its investments in Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). Such potential obligations arise from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern," Big V's current supplier), Big V (together with certain of its related companies), and Fund II (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of Fund II, with respect to such covenants, commitments and contingencies, have been determined.

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

On or about November 16, 2001, Big V announced that it had entered into a term sheet with Wakefern that would form the basis of a plan of reorganization to be proposed to Big V's creditors and interest holders by both the Big V Entities and Wakefern. On January 15, 2002, the Big V Entities and Wakefern filed their Joint Consolidated Liquidating Plan of Reorganization (the "Wakefern Plan"). Among other things, the Wakefern Plan provides for the sale of the Big V Entities' assets to Wakefern in exchange for consideration of approximately $150 million, including assumption of certain liabilities and the implementation of certain offsets and the resolution of various disputed and contingent claims by and

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

between the Big V Entities and Wakefern. The Wakefern Plan also provides that Wakefern will release direct claims that it might have against Fund II and others, including claims under the Agreements. The Wakefern Plan ascribes no value to the equity held by Fund II.

On or about December 13, 2001, Big V received a non-binding offer for the assets of the Big V Entities from The Stop & Shop Supermarket Company ("S&S"). On or about January 17, 2002, S&S entered into a letter of intent with the Official Committee of Unsecured Creditors in Big V's bankruptcy case (the "Committee"), the Unofficial Committee of Holders of Big V's 11% Senior Subordinated Notes (the "Noteholders") and the Agent for Big V's pre-petition lenders (the "Banks"), which letter of intent set forth an offer to purchase the Big V assets for approximately $255 million, subject to certain adjustments and predicated on certain potential litigation being resolved in a favorable manner. On February 22, 2002, the Bankruptcy Court modified the Big V Entities' exclusive right to file a plan of reorganization to permit a competing plan of reorganization to be filed based on the S&S letter of intent. S&S, the Committee, the Noteholders and the Banks filed their Joint Consolidated Liquidating Plan of Reorganization on or about March 1, 2002 (the "S&S Plan"). Although the S&S Plan contemplates a purchase of the Big V Entities' assets for an amount greater than the $150 million purchase price in the Wakefern Plan, it is unclear whether or to what extent any additional value would be available for distribution to creditors of Big V. In any event, like the proposed Wakefern Plan, the proposed S&S Plan ascribes no value to the equity held by Fund II. In addition, Fund II understands that Big V has determined to proceed with the proposed Wakefern Plan in accordance with the provisions of the Bankruptcy Code.



Subsequent to the Bankruptcy Court's decision in the Wakefern Litigation, Fund II, other investors in Big V, and the individuals who presently serve as directors of Big V, have received written demands for damages from various creditors of Big V, including the Committee, the Noteholders and the Banks. Such creditors assert that they have been damaged by reason of the strategy adopted by Big V and its controlling shareholders (which group is alleged to include Fund II), to withdraw from Wakefern and switch distributors. Certain of these creditors also have asserted that a principal and interest payment made by Big V to Fund II on account of the Senior Subordinated Note (as defined below) in June 2000 in the amount of $2,607,400 can be recovered from Fund II as a "preference" under the Bankruptcy Code. In addition, a lawsuit has been filed in New York by three former Big V officers who own a small percentage of Big V's stock, complaining of strategic decisions made by Big V and of their alleged wrongful termination, although this lawsuit has subsequently been discussed voluntarily by these former officers without prejudice. Fund II does not believe any of the claims or potential claims have merit, intends to vigorously contest any such claims and believes that, subject to the retention amount, insurance is likely available to cover some or all of these claims.


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

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

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

Neither the Investment Adviser nor the General Partners can predict the ultimate outcome of the Big V Bankruptcy or related litigation proceedings, including such proceedings' ultimate impact on the other assets held by Fund II. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the future liquidation of Fund II, or the amount of liquidation proceeds that limited partners will ultimately receive. In addition, the General Partners will continue to review Fund II's reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with Fund II's Partnership Agreement.

7.       Financial Highlights

The following performance ratios for the period ended December 31, 2001 are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment income ratio and the expense ratio are computed using the weighted average net assets of the Limited Partners during the period. The weighted average net assets calculation reflects a measure of net assets after each capital contribution, distribution or other significant change in net assets and at the end of each quarterly accounting period.

                  Net investment income ratio                          (2.72)%
                                                                        =====

                  Expense ratio                                         4.27%
                                                                        ====

                  Total return ratio                                  (43.72)%
                                                                      ======

The allocation of profit and loss and net asset value per unit of limited partnership interest for the year ended December 31, 2001 is summarized below:

                  Net asset value as of December 31, 2000             $  154.44

                  Net investment loss                                     (3.60)

                  Net realized loss from investments                     (0.18)

                  Net change in unrealized appreciation                 (63.91)
                                                                       --------

                  Net asset value as of December 31, 2001             $   86.75
                                                                      =========

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ---------------------------------------------------------------------

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

The General Partners of ML-Lee Acquisition Fund II, L.P. ("Fund II") consist of the four Individual General Partners and the Managing General Partner. The five General Partners are responsible for the management and administration of Fund II and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund" and together with Fund II referred to herein as the "Funds"). As required by the Investment Company Act of 1940 (the "1940 Act"), a majority of the General Partners are individuals who are not "interested persons" of the Funds as defined in the 1940 Act.

Individual General Partners

The Individual General Partners provide overall guidance and supervision with respect to the operations of the Funds and perform the various duties imposed on the directors of business development companies by the 1940 Act. The Individual General Partners supervise the Managing General Partner and must, with respect to any Mezzanine Investment transactions, either certify that the transaction meets the investment guidelines of the Funds or specifically approve the transaction as a non-Guideline Investment or Bridge Investment. The Funds investment and reinvestment period expired in December 1993 and the only investments now permitted are follow-on investments in existing portfolio companies. In addition, if a portfolio company's performance is in default of a material provision of a lending agreement or has a ratio of operating cash flow to current cash fixed charges for its four most recent fiscal quarters of less than or equal to 1.1 to 1, the Independent General Partners are required to approve any changes in the terms of or sale of such portfolio company.

Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee have served as the individual general partners (the "Individual General Partners") of the Funds since 1989. Each Individual General Partner shall hold office until his removal or withdrawal.

Mr. Alden, 78, Independent General Partner of the Funds, Director of Sonesta International Hotels Corporation, Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science.

Mr. Bower, 63, Independent General Partner of the Funds, Donald Kirk David Professor of Business Administration, Harvard Business School faculty member since 1963, Director of Anika Therapeutics, Inc., Brown Shoe Co., Loews, Inc., New America High Income Fund, Sonesta International Hotels Corporation, The TH Lee Putnam EOP, and The Lincoln Foundation. Also, Trustee of the DeCordova & Dana Museum and Sculpture Park and the New England Conservatory of Music.

Mr. Feldberg, 77, Independent General Partner of the Funds, Chairman of the Board of Storm Eye Institute at Medical University of South Carolina, former Director of TJX Companies, Inc. and Waban Inc., Trustee - Emeritus of Brandeis University and Honorary Trustee of Beth Israel Deaconess Medical Center.

Mr. Lee, 58, Individual General Partner of the Funds, Chairman of the Administrative General Partner of the Investment Adviser to the Funds since 1989, Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989, Chairman of the Administrative General Partner of Thomas H. Lee Equity Fund III, L.P. since 1996, Chairman of the General Partner of Thomas H. Lee Equity Fund IV, L.P. since 1998 and Chairman of the General Partner of Thomas H. Lee Equity Fund V, L.P. since 2000. Founder of the Thomas
H. Lee Company (the "Lee Company") and its President from 1974 to 1999; Chairman of the General Partner of Thomas H. Lee Partners, L.P. since 1999. Director of Finlay Enterprises Inc., Metris Companies, Inc., Vertis Holdings, Inc., Miller Import Corporation, Wyndham International, Inc., The Smith and Wollensky Restaurant Group, Inc., and Vail Resorts, Inc. Mr. Lee also serves in a trustee or other capacity for numerous civic and charitable organizations.
The Investment Adviser

The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Lee Company and Fund II dated November 10, 1989, is responsible for the identification, management and liquidation of the portfolio investments of the Funds. The Investment Adviser has received an Investment Advisory Fee for such services as discussed in Note 4 to the notes to Financial Statements.

Certain  officers of the General  Partner of Thomas H. Lee  Partners,  L.P.
have been designated as trustees and executive officers of TH Lee Mezzanine II the administrative general partner of the Investment Adviser.

                             Served in
                              Present
       Name               Capacity Since                Title
---------------------------------------------------------------------------
Thomas H. Lee                11/10/89          Chairman, Trustee

Thomas R. Shepherd           11/10/89          Executive Vice President

David V. Harkins             11/10/89          Senior Vice President, Trustee

C. Hunter Boll               11/10/89          Vice President, Trustee

Scott A. Schoen              11/10/89          Vice President

Joseph Pesce                 07/01/01          Treasurer

Information concerning Mr. Lee is set forth above.

Mr. Shepherd, 72, is Chairman of TSG Equity Partners, LLC. Mr. Shepherd is also currently a director of CCI, Inc., Community Resource Systems, Inc., 4R Systems, Inc., Myutility, Inc., OptaSite, Inc., Rayovac Corporation and Vermont Teddy Bear Co.

Mr. Harkins, 61, has been affiliated with Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company since it's founding in 1974 and currently serves as President of Thomas H. Lee Partners, L.P. In addition, he has over 30 years experience in the investment and venture capital industry with the John Hancock Mutual Life Insurance Company, where he began his career, as well as with TA Associates and Massachusetts Capital Corporation. Mr. Harkins also serves as President and Trustee of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Principal Managing Director of Thomas H. Lee Advisors, LLC, TH Lee, Putnam Capital Advisors, LLC and Thomas H. Lee Management Company, LLC, President of THL Fund IV Bridge Corp. and THL Investment Management Corp., and Vice President of THL Equity Holdings III, Inc. Mr. Harkins also founded National Dentex Corporation and currently serves as Chairman of the Board. He is also currently a director of Conseco Inc., Cott Corporation, Fisher Scientific International, Inc., Metris Companies Inc., Stanley Furniture Company, Inc. and Syratech Corporation. Mr. Harkins received a B.S. from the United States Military Academy.

Mr. Boll, 46, has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1986 and currently serves as a Principal Managing Director. From 1984 through 1986, Mr. Boll was with The Boston Consulting Group. From 1977 through 1982, he served as an Assistant Vice President of the Energy and Minerals Division of Chemical Bank. Mr. Boll is also Vice President and Trustee of THL Equity Trust III, the General Partner of THL Equity Advisors III, L.P., which is the General Partner of Thomas H. Lee Equity Fund III, L.P. and Vice President and Trustee of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. Mr. Boll is a director of Cott Corporation, Smith & Wollensky Restaurant Group, Inc., TransWestern Holdings, L.P., Metris Companies Inc., United Industries Corporation and Big V Supermarkets, Inc. Mr. Boll received a B.A. in Economics from Middlebury College and an M.B.A. from the Stanford Graduate School of Business.

Mr. Schoen, 43, has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1986 and currently serves as a Principal Managing Director. In addition, Mr. Schoen is a Vice President of Thomas H. Lee Advisors, LLC and Thomas H. Lee Advisors II, L.P. Mr. Schoen is also a Trustee of THL Equity Trust III, the general partner of THL Equity Advisors III, L.P., which is the general partner of Thomas H. Lee Equity Fund III, L.P. and Vice President of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. Mr. Schoen is also Principal Managing Director of the Thomas H. Lee Management Co. and, through his position as Principal Managing Director of Thomas H. Lee Partners, L.P., of the Thomas H. Lee Equity Fund V and Thomas H. Lee Equity Fund IV. Mr. Schoen is also a director of ARC Holdings, LLC, Axis Specialty Limited, Rayovac Corporation, Syratech Corporation, TransWestern Holdings, L.P., United Industries Corporation and Wyndham International Inc. Prior to joining Thomas H. Lee Partners, L.P., Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. He is a member of the New York Bar.

Mr. Pesce, 53, has been Senior Vice President of Finance, Chief Financial Officer and Treasurer of Thomas H. Lee Partners, L.P. since July 2001. Prior to joining Thomas H Lee Partners, L.P., from July 1999 to July 2001, Mr. Pesce was the Executive Vice-President of Finance and Administration and CFO of Renaissance Worldwide Inc., and from October 1994 through June 1999, Mr. Pesce was the Executive Vice-President of Finance and Administration and CFO of Concentra Managed Care, Inc.

The Managing General Partner

The Managing General Partner is a limited partnership in which ML Mezzanine II Inc. is the sole general partner and the Investment Adviser is the limited partner. The Managing General Partner is responsible for the supervision of Fund II's investments.

The executive officers of ML Mezzanine II Inc. are as follows:

                                Served in
                                 Present
         Name              Capacity Since (1)           Title
---------------------------------------------------------------------
Kevin K. Albert              7/31/89             Chairman, President and Director

James V. Caruso              1/28/93             Executive Vice President
                             1/27/93             Director

Curt W. Cariddi              2/08/02             Treasurer

Joseph Leung                 2/08/02             Vice President, Assistant Treasurer

(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

Kevin K. Albert, 49, a Managing Director of Merrill Lynch Investment Banking Group ("MLIBK") is responsible for the Private Equity Group and Exclusive Sales and Divestitures Group. He joined Merrill Lynch in 1981. Mr. Albert's work in the Private Equity Group is involved in structuring and placing a diversified array of private equity financings, including common stock, preferred stock, limited partnership interests and other equity-related securities. His work in the Exclusive Sales and Divestitures Group involves managing a team of investment bankers executing middle-market exclusive sales transactions. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of ML Mezzanine II Inc. ("ML Mezzanine II") and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.

James V. Caruso, 50, Director of MLIBK joined Merrill Lynch in January 1975. Mr. Caruso is the director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of MLIBK are supported by managing the development of new technologies and enhancing existing systems.

Curtis W. Cariddi, 46, a Director and Chief Financial Officer for the Merrill Lynch Private Equity Division, joined Merrill Lynch in February 1986. His responsibilities include controllership, financial management, and financial reporting and administrative functions for Merrill Lynch private equity initiatives including, direct investments, investments in third-party private equity funds and Merrill Lynch-sponsored funds. He has held a number of finance positions at both the corporate level as well as in the Firm's operating divisions including, International Private Client Group, U.S. Private Client Group and Global Markets & Investment Banking.

Joseph Leung, 36, a Vice President of Merrill Lynch Global Markets and Investment Banking since 2001 and previously a Vice President of Merrill Lynch Investment Managers, L.P., joined Merrill Lynch in 2000. Mr. Leung's responsibilities include financial management and financial reporting and administrative functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager. Prior to joining Merrill Lynch, from 1995 through 2000, Mr. Leung was the Treasurer and Chief Accounting Officer for Winmill & Co. Incorporated. His responsibilities included controllership, financial reporting and administrative functions.

The Fund Administrator

ML Fund Administrators Inc., a Delaware corporation and a subsidiary of Merrill Lynch & Co., Inc., is responsible for the provision of certain administrative services necessary for the operation of the Funds. The Fund Administrator receives a Fund Administration Fee for such services as discussed in Note 4 to the notes to Financial Statements. The Fund Administrator is responsible for the day-to-day administrative affairs of the Funds and for the management of the accounts of Limited Partners. The Fund Administrator also provides the Funds, at the Fund Administrator's expense, with office space, facilities, equipment and personnel necessary to carry out its obligations under the Administrative Services Agreement.

The Fund Administrator has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Funds. Fees for such services are paid directly by the Fund Administrator.

Item 11.  Executive Compensation

The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus on pages 73 and 74 is incorporated herein by reference. As compensation for their services to the Funds, each of the Independent General Partners receives a combined annual fee of $40,000, $1,000 for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for out-of-pocket costs incurred in connections with such meetings. Fund II's proportionate share of the annual fee and meeting fee paid to the each of the Independent General Partners is $22,200 and $555, respectively. The Independent General Partners received annual fees and meeting fees totaling $79,920 from Fund II for the year ended 2001.

The information with respect to the allocation and distribution of profits and losses of Fund II to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus on pages 86 and 87 is incorporated herein by reference. The Managing General Partner received no distributions during 2001.

The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus on pages 74 and 75 is incorporated herein by reference. The Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. Fund II's proportionate share of such annual fee was $666,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. Fund II's proportionate share of such annual fee is $333,000. The Investment Advisory Fee is paid quarterly in advance. The Investment Advisory Fee incurred by Fund II was $500,000 for 2001.

The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus on pages 72 and 73 is incorporated herein by reference. The Fund Administration fee incurred by Fund II was $222,000 for 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

As of March 15, 2002, the Managing General Partner is aware of the following persons who are beneficial owners of more than five percent of the units of limited partnership interest in Fund II ("Units").

                       Amount of % of Units
Name and Address                            Beneficial                 Beneficially
of Beneficial Owner                          Ownership                     Owned
----------------------------------------------------------------------------------------

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
Farallon Capital Management, Inc.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

(1) By reason of Rule 13d-5 under the Securities Exchange Act of 1934, as amended, (the "34 Act") Farallon Capital Partners, L.P., a California limited partnership ("FCP"), and Tinicum Partners, L.P., a New York limited partnership ("Tinicum"), each may be deemed to own 21,341 Units as of March 15, 2002 as a result of the direct ownership by FCP of 16,722 such Units and the direct ownership by Tinicum of 4,619 such Units. FCP and Tinicum, however, consider their beneficial interest to be limited to their direct ownership. In addition, by reason of Rule 13d-3 under the 34 Act, each of the general partners of FCP and Tinicum, Thomas F. Steyer, Fleur E. Fairman, David I. Cohen, Joseph F. Downes, Jason M. Fish, William F. Mellin, Meridee A. Moore and Eric M. Ruttenberg, may be deemed to own beneficially the Units held by FCP and Tinicum.

Units held by the General Partners and officers of the Investment Adviser and Mezzanine II as of March 15, 2002 are as follows:

                                       Units
Name                                    Held               Percentage
Vernon R. Alden                        50 Units                  *
Joseph L. Bower                            None                n/a
Stanley H. Feldberg                    25 Units                  *
Thomas H. Lee                      11,011 Units              4.97%

All General Partners and
Officers as a Group                13,533 Units              6.10%

* Less than one percent.

The Managing General Partner is not aware of any arrangement that may, at a subsequent date, result in a change of control of Fund II.

Item 13.   Certain Relationships and Related Transactions

Fund II's investments generally were made as co-investments with the Retirement Fund. In addition, certain of the portfolio investments may involve co-investments with other entities affiliated with the Investment Adviser. Such co-investments with affiliates generally are prohibited unless exemptive relief is received from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and Fund II's expectation of engaging in such co-investments, the Funds and ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. Fund II's co-investments in Managed Companies and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

Thomas H. Lee Partners, L.P., an affiliate of the Investment Adviser, in the past has performed certain management services for Managed Companies and received management fees in connection therewith usually pursuant to written agreements with such companies. The Funds did not have any Managed Company in their portfolios as of December 31, 2001, which paid management fees to Thomas
H. Lee Partners, L.P. for the fiscal year ended December 31, 2001.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Financial Statements, Financial Statement Schedules and Exhibits.

         (1) Financial Statements.

         See Item 8. Financial Statements and Supplemental Data.

         (2) Financial Statement Schedules.

No Financial Statement Schedules are included because of the absence of conditions that require such inclusion or because the required information is included in the financial statements or set forth in the Notes thereto.

         (3) Exhibits.

3.1      Amended and Restated Certificate         Incorporated by reference
         of Limited Partnership, dated as         to Exhibit 3.1 to registrant's
         of August 25, 1989                       Registration Statement on
                                                  Form N-2, # 33-25816.

3.2      Amended and Restated Agreement of        Incorporated by reference
         Limited Partnership, dated               to Exhibit 3.2. to
         November 10, 1989 Amendment No. 1,       registrant's Annual Report
         dated January 30, 1990.                  of Form 10-K for the year
                                                  ended December 31, 1989.

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

(b)      Reports on Form 8-K.

The following Reports on Form 8-K ("Reports") were filed during the last quarter of the fiscal period covered by this annual report.

         (1) A Report on Form 8-K was filed on December 4, 2001 to provide an update of the bankruptcy proceedings and plan of reorganization of Big V Supermarkets, Inc.
         (2) A Report on Form 8-K was filed on December 26, 2001 to disclose the approval by the General Partners of final extension of Fund II.

(c) Exhibits.

         See (a) (3) above.

(d) Financial Statement Schedules.

         See (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2002.

ML-LEE ACQUISITION FUND II, L.P.

By:      Mezzanine Investments II, L.P.
         Managing General Partner

         By:   ML Mezzanine II Inc.,
         it's General Partne


         /s/   Kevin K. Albert
         -------------------------------------------------
By:      Kevin K. Albert
President, ML Mezzanine II Inc. and
General Partner of Mezzanine Investments II, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 15th day of April 2002.

By:      /s/   Kevin K. Albert                                       By:     /s/   Vernon R. Alden
         -------------------------------------------------                   -------------------------------------------------
         Kevin K. Albert                                                     Vernon R. Alden
         President, ML Mezzanine II Inc.                                     Individual General Partner
         (Principal Executive Officer)                                       ML-Lee Acquisition Fund II, L.P.

By:      /s/   Joseph Leung                                          By:     /s/   Joseph L. Bower
         -------------------------------------------------                   -------------------------------------------------
         Joseph Leung                                                        Joseph L. Bower
         Vice President and Assistant Treasurer                              Individual General Partner
         ML Mezzanine II Inc.                                                ML-Lee Acquisition Fund II, L.P.
         (Principal Financial and Accounting Officer)


                                                                     By:     /s/   Stanley H. Feldberg
                                                                             -------------------------------------------------
                                                                             Stanley H. Feldberg
                                                                             Individual General Partner
                                                                             ML-Lee Acquisition Fund II, L.P.


                                                                     By:     /s/   Thomas H. Lee
                                                                             -------------------------------------------------
                                                                             Thomas H. Lee
                                                                             Individual General Partner
                                                                             ML-Lee Acquisition Fund II, L.P.