Form 10-Q
period 2002-03-31
ML LEE ACQUISITION FUND II L P
filed 2002-05-16
CIK 840334

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-17383


                        ML-LEE ACQUISITION FUND II, L.P.
------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


Delaware                                                         04-3028398
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center, 26th Floor
New York, New York                                                     10080
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Title of each Class                 Name of each exchange on which registered
-----------------------------------------------------------------------------
None                                                          Not applicable
---------------------------------------------------------------------------

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

                                              ML-LEE ACQUISITION FUND II, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets, Liabilities and Partners' Capital as of March 31, 2002 and December 31, 2001 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 2002 (Unaudited)

Schedule of Investments as of March 31, 2002 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (Unaudited) (dollars in thousands)

                                                                                          March 31,         December 31,
                                                                                            2002                   2001
                                                                                     ------------------     ------------------
Assets

Investments:
     Portfolio investments at fair value (cost $16,050 as of
         March 31, 2002 and December 31, 2001)                                          $          -            $           -
     Temporary investments at amortized cost                                                  19,666                   19,798
Cash - interest bearing                                                                          211                      274
Prepaid insurance                                                                                 13                       15
                                                                                        ------------            -------------

Total Assets                                                                            $     19,890            $      20,087
                                                                                        ============            =============

Liabilities and Partners' Capital

Liabilities:
Reimbursable administrative expenses payable                                            $        155            $         113
Accounts payable and accrued expenses                                                            106                      104
Due to Independent General Partners                                                                7                        5
                                                                                        ------------            -------------
     Total Liabilities                                                                           268                      222
                                                                                        ------------            -------------

Partners' Capital:
Individual General Partner                                                                        11                       11
Managing General Partner                                                                         579                      580
Limited Partners (221,745 Units)                                                              19,032                   19,274
                                                                                        ------------            -------------
     Total Partners' Capital                                                                  19,622                   19,865
                                                                                        ------------            -------------

Total Liabilities and Partners' Capital                                                 $     19,890            $      20,087
                                                                                        ============            =============



See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,
(dollars in thousands)

                                                                                            2002                     2001
                                                                                       --------------           -------------

Investment Income and Expenses

Investment Income:
   Interest from portfolio investments                                                  $          -            $          23
   Interest from temporary investments                                                            86                      283
                                                                                        ------------            -------------
   Total investment income                                                                        86                      306
                                                                                        ------------            -------------

Expenses:
   Investment advisory fee                                                                        83                      166
   Fund administration fee                                                                        56                       56
   Reimbursable administrative expenses                                                           84                       56
   Independent General Partners' fees and expenses                                                23                       28
   Legal fees                                                                                     81                       46
   Insurance expense                                                                               2                        2
                                                                                        ------------            -------------
   Total expenses                                                                                329                      354
                                                                                        ------------            -------------

Net Investment Loss                                                                     $       (243)           $         (48)
                                                                                        ============            =============



See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,
(dollars in thousands)

                                                                                                 2002                2001
                                                                                              ------------        ------------

Cash Flows From Operating Activities:
     Interest income                                                                           $     107             $     312
     Investment advisory fee                                                                         (83)                 (166)
     Fund administration fee                                                                         (56)                  (56)
     Reimbursable administrative expenses                                                            (42)                  (45)
     Independent General Partners' fees and expenses                                                 (21)                  (33)
     Legal fees                                                                                      (79)                  (31)
     Net redemption (purchase) of temporary investments                                              111                  (110)
     Cost of portfolio investments purchased                                                           -                   (11)
                                                                                               ---------             ---------

Net Cash Used In Operating Activities                                                                (63)                 (140)

Cash at Beginning of Period                                                                          274                   162
                                                                                               ---------             ---------

Cash at End of Period                                                                          $     211             $      22
                                                                                               =========             =========



Reconciliation of net investment loss to net cash used in operating activities:

Net investment loss                                                                            $    (243)            $     (48)
                                                                                               ---------             ---------

Adjustments to reconcile net investment loss to net cash used in operating activities:

     Decrease (increase) in investments at cost                                                      132                  (110)
     Decrease in accrued interest receivable                                                           -                     6
     Increase in other receivable                                                                      -                   (12)
     Decrease in prepaid expenses, net                                                                 2                     2
     Increase in reimbursable administrative expenses payable                                         42                    11
     Increase (decrease) in due to Independent General Partners                                        2                    (5)
     Increase in accounts payable and accrued expenses                                                 2                    16
                                                                                               ---------             ---------
Total adjustments                                                                                    180                   (92)
                                                                                               ---------             ---------

Net Cash Used In Operating Activities                                                          $     (63)            $    (140)
                                                                                               =========             =========



See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2002
(dollars in thousands)

                                                              Individual        Managing
                                                                General          General          Limited
                                                                Partner          Partner         Partners            Total
------------------------------------------------------------------------------------------     -------------      ------------

Balance as of December 31, 2001                                    $    11         $   580       $    19,274       $    19,865

Net investment loss                                                     -(b)            (1)             (242)             (243)
                                                                   ------          -------       -----------       -----------

Balance as of March 31, 2002                                       $    11         $   579       $    19,032(a)    $    19,622
                                                                   =======         =======       ===========       ===========


(a) The net asset value per $1,000 unit of limited partnership interest ("Unit") was $86 as of March 31, 2002. Cumulative cash distributions paid to limited partners from inception to March 31, 2002 totaled $1,303.
(b)  Allocated amounts are less than $1,000.




See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
SCHEDULE OF INVESTMENTS (Unaudited)
As of March 31, 2002
(dollars in thousands)

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
                                                                                                  ==========       ===========


TEMPORARY INVESTMENTS:

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------

GE Capital Corp.                               1.81%         5/6/02         $    18,444          $      23         $    18,467
American General Corp.                         1.79%         4/9/02               1,196                  3               1,199
                                                                            -----------          ---------         -----------

Total Temporary Investments                                                 $    19,640          $      26         $    19,666
                                                                            ===========          =========         ===========


(a) Issuer may be deemed an affiliate of Fund II as defined in the Investment Company Act of 1940.

(b) Big V Supermarkets, Inc. filed for bankruptcy protection in November 2000. As a result, further principal and interest payments have been stayed.

(c)  All portfolio securities are restricted and non-income producing.




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

In December 2001, the Individual General Partners approved the final extension of the term of Fund II for an additional one year period, to allow for the orderly liquidation of Fund II's remaining assets. Fund II is now scheduled to terminate no later than January 5, 2003. Thereafter, pursuant to Fund II's amended and restated agreement of limited partnership, as amended (the "Partnership Agreement"), Fund II will have up to an additional five year period to liquidate its remaining assets, if such additional period is required.

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

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

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

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

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

As provided by Fund II's Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received a Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. For the quarter ended March 31, 2002, the Managing General Partner received no cash distributions.

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

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

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

On or about November 16, 2001, Big V announced that it had entered into a term sheet with Wakefern that would form the basis of a plan of reorganization to be proposed to Big V's creditors and interest holders by both the Big V Entities and Wakefern. On January 15, 2002, the Big V Entities and Wakefern filed their Joint Consolidated Liquidating Plan of Reorganization (the "Wakefern Plan"). Among other things, the Wakefern Plan provided for the sale of the Big V Entities' assets to Wakefern in exchange for consideration of approximately $150 million, including assumption of certain liabilities and the implementation of certain offsets and the resolution of various disputed and contingent claims by and between the Big V Entities and Wakefern. The Wakefern Plan provided that Wakefern will release direct claims that it might have against Fund II and others, including claims under the Agreements. The Wakefern Plan ascribes no value to the debt or equity held by Fund II.

On or about December 13, 2001, Big V received a non-binding offer for the assets of the Big V Entities from The Stop & Shop Supermarket Company ("S&S"). On or about January 17, 2002, S&S entered into a letter of intent with the Official Committee of Unsecured Creditors in Big V's bankruptcy case (the "Committee"), the Unofficial Committee of Holders (the "Unofficial Committee") of Big V's 11% Senior Subordinated Notes (the "Noteholders") and the Agent for Big V's pre-petition lenders (the "Banks"), which letter of intent set forth an offer to purchase the Big V assets for approximately $255 million, subject to certain adjustments and predicated on certain potential litigation being resolved in a favorable manner. On February 22, 2002, the Bankruptcy Court modified the Big V Entities' exclusive right to file a plan of reorganization to permit a competing plan of reorganization to be filed based on the S&S letter of intent. S&S, the Committee, the Unofficial Committee and the Banks filed their Joint Consolidated Liquidating Plan of Reorganization on or about March 1, 2002 (the "S&S Plan"). Although the S&S Plan contemplates a purchase of the Big V Entities' assets for an amount greater than the $150 million

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

purchase price in the Wakefern Plan, it is unclear whether or to what extent any additional value would be available for distribution to creditors of Big V. In any event, like the proposed Wakefern Plan, the proposed S&S Plan ascribes no value to the debt or equity held by Fund II.



Subsequent to the Bankruptcy Court's decision in the Wakefern Litigation, Fund II, other investors in Big V, and the individuals who presently serve as directors or officers of Big V (the "Demand Recipients"), have received written demands for damages from various creditors of Big V, including the Committee, certain Noteholders and the Banks. Such creditors assert that they have been damaged by reason of the strategy adopted by Big V and its controlling shareholders (which group is alleged to include Fund II), to withdraw from Wakefern and switch distributors. Certain of these creditors also have asserted that a principal and interest payment made by Big V to Fund II on account of the Senior Subordinated Note (as defined below) in June 2000 in the amount of $2,607,400 can be recovered from Fund II as a "preference" under the Bankruptcy Code. In addition, a lawsuit has been filed in New York by three former Big V officers who own a small percentage of Big V's stock, complaining of strategic decisions made by Big V and of their alleged wrongful termination, although this lawsuit has subsequently been dismissed voluntarily by these former officers without prejudice. Fund II does not believe any of the claims or potential claims have merit, intends (subject to the potential resolution of these claims described below) to vigorously contest any such claims and believes that, subject to the retention amount, insurance (which was procured by Thomas H. Lee Partners, L.P. f/k/a Thomas H. Lee Company ("THL")) is likely available to cover some or all of these claims.

On April 30, 2002, Big V, Wakefern and THL made a proposal to the Committee, the Unofficial Committee and the Banks' agent with respect to a possible resolution of various disputes involved in the Big V Bankruptcy (the "Offer Letter"). Among other things, the Offer Letter proposed that (a) Wakefern would increase its purchase price for substantially all of Big V's assets to $185.2 million, including assumption of certain liabilities and the implementation of certain offsets and the resolution of various disputed and contingent claims by and between the Big V Entities and Wakefern; (b) THL would pay to Wakefern at least $12 million and up to $15 million (the "THL Payment") to support the funding of distributions proposed to be made to the Banks (in the aggregate amount of $108.8 million), the general unsecured creditors (in the aggregate amount of $11 million), and the Noteholders (in the aggregate amount of $11 million); (c) the Demand Recipients and others would receive releases from the Big V Entities and their bankruptcy estates of all claims; (d) the Demand Recipients and others would receive releases from all creditors of the Big V Entities who vote for an amended Wakefern Plan based on the Offer Letter (although there can be no assurances that all creditors of Big V will vote in favor of the plan and thereby provide releases); (e) Wakefern would release the Demand Recipients and others of all claims, including all claims based on the Agreements; (f) the Offer Letter, including specifically the THL Payment, would be conditioned on, among other things, the execution and delivery of agreements ("Lock-up Agreements") from (1) at least two-thirds in principal amount and one-half in number of the Banks and (2) at least two-thirds in principal amount of the Noteholders (provided that deliveries from certain Noteholders could be delayed until five days after the filing of an amended Wakefern Plan) (i) agreeing, among other things, not to support a Big V reorganization plan other than an amended Wakefern Plan based on the Offer Letter, under specified circumstances and (ii) providing for releases by those delivering Lock-up Agreements of all claims against the Demand Recipients and others; and (g) the Banks' agent, the Committee and the Unofficial Committee would withdraw the S&S Plan. On May 1, 2002, the Banks' agent, the Committee and the Unofficial Committee accepted the Offer Letter. Also, on or about that date, approximately 90% in principal amount and 82% in number of the Banks and approximately 40% in

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

principal amount of the Noteholders delivered Lock-up Agreements. On or about May 9, 2002, Wakefern and Big V entered into an amended Asset Purchase Agreement reflecting the economic terms of the Offer Letter and on May 10, 2002, Big V filed an amended Wakefern Plan and an amended disclosure statement, consistent with the terms of the Offer Letter, with the Bankruptcy Court. A hearing on the adequacy of this disclosure statement in accordance with the provisions of the Bankruptcy Code is scheduled for May 17, 2002.

Fund II intends to contribute a fair and reasonable share to the THL Payment described above, although Fund II believes that a majority of the THL Payment will be funded through insurance. To date, Fund II has not made any accrual with respect to its portion of the THL Payment because of the uncertainties regarding the amount of the THL Payment, including the amount that will be funded through insurance and the allocation of any amounts which are not funded through insurance. To obtain this insurance contribution to this settlement, however, Fund II anticipates that it will be required directly or indirectly to release the insurance company for any further liability relating to the Big V Claims and to indemnify certain other parties with respect to future claims, if any, involving Big V.


Currently, Fund II holds a Senior Subordinated Note issued by Big V with outstanding principal of approximately $10.4 million (the "Senior Subordinated Note"), as well as 117,333 shares of BVH common stock. Due to the foregoing facts, including the contingent obligations under the Agreements as of September 30, 2001, Fund II wrote down to zero the remaining $10.4 million carrying value of its debt and equity investments in the Big V Entities and wrote-off accrued interest on the Senior Subordinated Note of $569,000. In addition, Fund II could conceivably be exposed to losses in excess of its original debt and equity investments in the Big V Entities.

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

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.
              ---------------------------------------------------------------

Liquidity and Capital Resources

As of March 31, 2002, ML-Lee Acquisition Fund II, L.P. ("Fund II") held $211,000 in an interest-bearing cash account and $19,666,000 in temporary investments consisting of short-term discounted commercial paper securities with maturities of less than 90 days. Interest earned from such investments for the three months ended March 31, 2002 totaled $86,000. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses of Fund II and contingent obligations, if any, as discussed below, will be obtained from these existing cash reserves, interest on such reserves and other investment income and proceeds, if any, from the sale of portfolio investments. Fund II, together with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), are referred to herein as the "Funds".

In connection with certain contingencies relating to Fund II's investment in Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"), the General Partners of Fund II have suspended further distributions to the partners of Fund II until the responsibilities of Fund II with respect to such contingencies can be determined. As of March 31, 2002, Fund II's $14,537,000 investment in Big V and BVH was valued at $0. See Note 5 of notes to financial statements for additional information.

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

As provided by the Partnership Agreement of Fund II, the Managing General Partner of Fund II is entitled to receive an incentive distribution after limited partners have received their Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to limited partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. There was no outstanding Deferred Distribution Amount as of March 31, 2002.

In December 2001, the Individual General Partners approved the final extension of the term of Fund II for an additional one year period, to allow for the orderly liquidation of Fund II's remaining assets. Fund II is now scheduled to terminate no later than January 5, 2003. Thereafter, pursuant to the Partnership Agreement, Fund II will have up to an additional five year period to liquidate its remaining assets, if such additional period is required.

Results of Operations

Net Investment Income or Loss - For the three months ended March 31, 2002 and 2001, Fund II had a net investment loss of $243,000 and $48,000, respectively. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from a $220,000 decrease in investment income, offset by a $25,000 decrease in operating expenses. The decline in investment income includes a $197,000 decrease in interest from temporary investments which primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decline in investment income also includes a $23,000 decrease in interest from portfolio investments. Fund II held an investment in an interest bearing note due from BioLease, Inc., which was sold in July 2001. As of January 1, 2001, Fund II had suspended further interest accruals on the $10,430,000 subordinated note due from Big V. None of Fund II's remaining portfolio securities are interest bearing. The decrease in operating expenses for the 2002 period compared to the same period in 2001 primarily resulted from a 50% reduction in the Investment Advisory Fee, as discussed below, offset by an increase in legal fees and reimbursable expenses, primarily relating to Fund II's investment in the Big V Entities.

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. Fund II's proportionate share of such fee was $666,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. Fund II's proportionate share of such annual fee is $333,000. As a result, the Investment Advisory Fee for the three months ended March 31, 2002 and 2001 was $83,000 and $166,000, respectively.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000. Fund II's proportionate share of such annual fee is $222,000. As a result, the Fund Administration Fee for the three months ended March 31, 2002 and 2001 was $56,000 for both periods. Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal and custody fees. Reimbursable Administrative Expenses for the three months ended March 31, 2002 and 2001 were $84,000 and $56,000, respectively.

Net Assets - As of March 31, 2002, Fund II's net assets were $19,622,000 compared to $19,865,000 as of December 31, 2001. The reduced net asset value reflects the net investment loss of $243,000 for the three months ended March 31, 2002.

As of March 31, 2001, Fund II's net assets were $34,826,000 compared to $34,874,000 as of December 31, 2000. The reduced net asset value reflects the net investment loss of $48,000 for the three months ended March 31, 2001.

The net asset value per $1,000 unit of limited partnership interest ("Unit") in Fund II as of March 31, 2002 and December 31, 2001, was $86 and $87, respectively. The computed net asset value does not represent the current market value of a Unit, and limited partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of Fund II's assets.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2002, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on Fund II's financial position.

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

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

Not applicable.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2002.



              ML-LEE ACQUISITION FUND II, L.P.


By:           Mezzanine Investments II, L.P.
              Managing General Partner


By:           ML Mezzanine II Inc.
              its General Partner
<

By:           /s/   Joseph Leung                           Dated:  May 15, 2002
              -------------------------------------------
              Joseph Leung
              Vice President and Assistant Treasurer
              ML Mezzanine II Inc.
              (Principal Financial and Accounting Officer)