Form 10-Q
period 2002-06-30
ML LEE ACQUISITION FUND II L P
filed 2002-08-15
CIK 840334

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

Title of each Class                    Name of each exchange on which registered
-------------------------------------------------------------------------------
None                                                          Not applicable
-------------------------------------------------------------------------------

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
                              Yes   X                   No
                                 -----------                  ---------

                                         ML-LEE ACQUISITION FUND II, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets, Liabilities and Partners' Capital as of June 30, 2002 and December 31, 2001 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001(Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2002
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (Unaudited) (dollars in thousands)

                                                                                          June 30,              December 31,
                                                                                            2002                   2001
                                                                                     ------------------     ------------------
Assets

Temporary investments at amortized cost                                                 $     19,192            $      19,798
Cash - interest bearing                                                                          371                      274
Prepaid insurance                                                                                 12                       15
                                                                                        ------------            -------------

Total Assets                                                                            $     19,575            $      20,087
                                                                                        ============            =============

Liabilities and Partners' Capital

Liabilities:
Litigation settlement payable                                                           $      1,369            $           -
Reimbursable administrative expenses payable                                                     202                      113
Accounts payable and accrued expenses                                                             71                      104
Due to Independent General Partners                                                                7                        5
                                                                                        ------------            -------------
     Total Liabilities                                                                         1,649                      222
                                                                                        ------------            -------------

Partners' Capital:
Individual General Partner                                                                        10                       11
Managing General Partner                                                                         576                      580
Limited Partners (221,745 Units)                                                              17,340                   19,274
                                                                                        ------------            -------------
     Total Partners' Capital                                                                  17,926                   19,865
                                                                                        ------------            -------------

Total Liabilities and Partners' Capital                                                 $     19,575            $      20,087
                                                                                        ============            =============



See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                     June 30,
                                                                          2002          2001            2002          2001
                                                                      ------------   ----------     -----------    -----------

Investment Income and Expenses

Investment Income:
   Interest from portfolio investments                                 $         -   $      210    $          -         $  233

   Interest from temporary investments                                          88          210             174            493
                                                                       -----------   ----------    ------------    -----------
   Total investment income                                                      88          420             174            726
                                                                       -----------   ----------    ------------    -----------

Expenses:
   Litigation settlement                                                     1,369            -           1,369              -
   Investment advisory fee                                                      83          167             166            333
   Fund administration fee                                                      55           55             111            111
   Reimbursable administrative expenses                                         77           61             135            117
   Independent General Partners' fees and expenses                              76           18             125             46
   Legal fees                                                                  120           54             201            100
   Insurance expense                                                             4            2               6              4
                                                                       -----------   ----------    ------------    -----------
   Total expenses                                                            1,784          357           2,113            711
                                                                       -----------   ----------    ------------    -----------

Net Investment (Loss) Income                                                (1,696)          63          (1,939)            15
                                                                       -----------   ----------    ------------    -----------

Realized and Unrealized Loss from Investments:

Realized loss from investments                                             (16,049)           -         (16,049)             -
Change in unrealized depreciation of investments                            16,049       (3,784)         16,049         (3,784)
                                                                       -----------   ----------    ------------    -----------

Net Realized and Unrealized Loss from Investments                                -       (3,784)              -         (3,784)
                                                                       -----------   ----------    ------------    -----------

Net Decrease in Net Assets Resulting From Operations                   $    (1,696)  $   (3,721)   $     (1,939)   $    (3,769)
                                                                        ==========      ========        =======       =========

See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,
(dollars in thousands)

                                                                                                  2002                2001
                                                                                              ------------        ------------

Cash Flows From Operating Activities:
     Interest income                                                                         $       172              $    565
     Investment advisory fee                                                                        (166)                 (333)
     Fund administration fee                                                                        (111)                 (111)
     Reimbursable administrative expenses                                                            (46)                 (103)
     Independent General Partners' fees and expenses                                                (123)                  (60)
     Legal fees                                                                                     (234)                  (97)
     Net redemption of temporary investments                                                         608                    16
     Insurance expense                                                                                (3)                    -
     Cost of portfolio investments purchased                                                           -                   (11)
                                                                                             -----------             ---------

Net Cash Provided From (Used In) Operating Activities                                                 97                  (134)

Cash at Beginning of Period                                                                          274                   162
                                                                                             -----------             ---------

Cash at End of Period                                                                        $       371                $    28
                                                                                             ===========                =======




Reconciliation of net investment (loss) income to net cash provided from (used in) operating activities:

Net investment (loss) income                                                                 $    (1,939)               $    15
                                                                                             -----------


Adjustments to reconcile net investment (loss) income to net cash provided from (used in) operating activities:

     Decrease (increase) in investments at cost                                                      608                  (172)
     (Increase) decrease in accrued interest receivable                                               (2)                   27
     Increase in other receivable                                                                      -                   (12)
     Increase in litigation settlement payable                                                     1,369                     -
     Decrease in prepaid expenses, net                                                                 3                     4
     Increase in reimbursable administrative expenses payable                                         89                    14
     Increase (decrease) in due to Independent General Partners                                        2                   (14)
     (Decrease) increase in accounts payable and accrued expenses                                    (33)                    4
                                                                                             -----------             ---------
Total adjustments                                                                                  2,036                  (149)
                                                                                             -----------             ---------

Net Cash Provided From (Used In) Operating Activities                                        $        97             $    (134)
                                                                                             ===========              =========




See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2002
(dollars in thousands)

                                                              Individual        Managing
                                                                General          General          Limited
                                                                Partner          Partner         Partners            Total
------------------------------------------------------------------------------------------     -------------      ------------

Balance as of December 31, 2001                                    $    11         $   580       $    19,274      $      19,865

Net investment loss                                                     (1)             (4)           (1,934)           (1,939)

Net realized loss from investments                                      (4)            (36)          (16,009)          (16,049)

Change in unrealized depreciation of investments                         4              36            16,009            16,049
                                                                   -------         -------       -----------       -----------

Balance as of June 30, 2002                                        $    10         $   576       $    17,340(a)     $  17,926
                                                                   =======         ========     ============         =========


(a) The net asset value per $1,000 unit of limited partnership interest ("Unit") was $78 as of June 30, 2002. Cumulative cash distributions paid to limited partners from inception to June 30, 2002 totaled $1,303.




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

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Temporary Investments - Investments in short term money market instruments with maturities of 90 days or less are stated at amortized cost, which approximates market value. Fund II held the following temporary investments as of June 30, 2002:

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------

American General Corp.                         1.76%        7/08/02         $    18,444          $      48       $      18,492
GE Capital Corp.                               1.76%        7/15/02                 699                  1                 700
                                                                            -----------          ---------         -----------
Total Temporary Investments                                                 $    19,143          $      49      $      19,192
                                                                            ===========          =========      ==============

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

As provided by Fund II's Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received a Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. The Managing General Partner received no cash distributions during the six months ended June 30, 2002.

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

5.       Portfolio Investments

On June 27, 2002, the United States Bankruptcy Court for the District of Delaware (the "Court") indicated that it would approve confirmation of the First Amended Joint Consolidated Liquidating Plan of Reorganization (the "Plan") for Big V Supermarkets, Inc. ("Big V" and together with Big V Holdings Corp. "BVH", Big V's parent company, and certain other related entities, the "Big V Entities").. The Court entered an order confirming the Plan on June 28, 2002, and Big V and Wakefern Food Corporation ("Wakefern," Big V's current supplier), are now taking steps to consummate the transactions set forth in the Plan. Specifically, the sale of substantially all the assets of Big V to Wakefern has been accomplished (subject to post-closing adjustments), and Big V is engaged in the process of resolving claims and distributing the proceeds of its estate.

Under the Plan, Fund II will not receive any distribution on account of the subordinated debt and the equity it holds in the Big V Entities, and Fund II's equity in the Big V Entities will be cancelled. Also under the Plan, certain payments have been made jointly by and on behalf of Fund II, the Retirement Fund and Thomas H. Lee Equity Partners, L.P. (collectively, the "Settling Parties"). In exchange for these

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

payments, Fund II and the other Settling Parties have received broad releases of claims relating to or arising from their investment in Big V. Specifically, the releases cover all claims that could be asserted by or on behalf of Big V, from all claims that could be asserted by or on behalf of Wakefern (including claims related to the Side Letters, as defined and discussed in previous filings), and also from all claims that could be asserted by any creditor or party in interest that either voted in favor of the Plan or signed a lock-up letter supporting the Plan.

Fund II believes that the claims resolved by the above-described payments are without merit, that Fund II has meritorious defenses to such claims, and in any event that Fund II would likely have had insurance coverage for certain of the claims under insurance that previously had been procured by Thomas H. Lee Partners, L.P. f/k/a Thomas H. Lee Company ("THL"). The complexity of the claims, the rights to insurance coverage on some but not all of the claims, and insurance coverage disputes raised by the insurer, however, made it likely that the cost of defending such claims and resolving issues with respect to insurance would be significant and would, for Fund II, exceed the amount it has paid to obtain the releases. Accordingly, in July 2002, Fund II contributed $1,369,000 to fund its portion of the above-described payments, and to provide funds for use by or on behalf of the Settling Parties jointly to address claims not resolved by the Plan, as described below. Some of these funds may be returned to Fund II if not needed under the Plan or to resolve other claims.

Notwithstanding disputes with respect to insurance coverage, a significant portion of the rest of the settlement payment described above was funded through monies received from the insurance procured by THL. To obtain these insurance monies, however, THL was required to indemnify the insurance company from future claims related to the Big V Entities, to the extent that insurance would otherwise have been available, and the Settling Parties and others were required to indemnify THL to the same extent that THL indemnified the insurance company.

Although Fund II believes that the Plan resolves the vast majority of potential claims related to or arising from Big V, there are some creditors who did not vote in favor of the Plan or sign a lock-up letter supporting the Plan and may retain claims against Fund II. In addition, creditors who did vote in favor of the Plan and/or sign a lock-up letter supporting the Plan may attempt to assert claims despite such vote or support. In connection with the joint payment described above, Fund II has agreed to cooperate with the other Settling Parties to address any remaining claims relating to or arising from Big V. At this time Fund II cannot estimate the likelihood of any claims being asserted, or the magnitude or merits of any such claims. Fund II and the other Settling Parties will discuss at least yearly whether potential unresolved claims remain and how, if at all, such claims should be addressed. Until such time as such potential unresolved claims are settled or otherwise resolved to the satisfaction of Fund II and the other Settling Parties, Fund II does not anticipate making any distributions to its Limited Partners. As with the claims that are released under the Plan, Fund II believes that any potential unresolved claims are without merit and that Fund II has defenses to any liability from such claims. As a result of the recent developments regarding Fund II's investment in the Big V Entities, as discussed above, Fund II wrote-off the remaining cost of this investment as of June 30, 2002, realizing a loss of $14,536,000.

Additionally,  due to continued business and financial  difficulties at FLA.
 Holdings, Inc., Fund II wrote-off itsremaining investment in the company as of June 30, 2002, realizing a loss of $1,513,000.

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued


6.            Interim Financial Statements

The interim financial data as of June 30, 2002 and for the six months ended June 30, 2002 and June 30, 2001 is unaudited. However, in the opinion of Fund II, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
            -------------------------------------------------------------------
Liquidity and Capital Resources

As of June 30, 2002, ML-Lee Acquisition Fund II, L.P. ("Fund II") held $371,000 in an interest-bearing cash account and $19,192,000 in temporary investments consisting of short-term discounted commercial paper securities with maturities of less than 90 days. Interest earned from such investments for the three and six months ended June 30, 2002 totaled $ 88,000 and $174,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses of Fund II and contingent obligations, if any, as discussed below, will be obtained from these existing cash reserves, interest on such reserves and other investment income and proceeds, if any, from the sale of portfolio investments. Fund II, together with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), are referred to herein as the "Funds".

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

As more fully described in Note 5 of notes to financial statements, the bankruptcy court entered an order confirming a plan of reorganization for Big V. In connection therewith, in July 2002, Fund II contributed $1,369,000 to fund its portion of certain payments due under the plan in exchange for broad releases of certain claims. Additionally, as part of the settlement, Fund II will not receive any distribution on account of the subordinated debt and the equity it holds in Big V. Additionally, until such time as the potential unresolved claims referred to in Note 5 of notes to financial statements, included in Part I, Item1 of this Form 10-Q, are settled or otherwise resolved to the satisfaction of Fund II and the other Settling Parties, Fund II does not anticipate making any distributions to its Limited Partners.

In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. As a result, the combined annual Investment Advisory Fee payable by the Funds was reduced from $1,200,000 to $600,000, effective as of July 1, 2001. Accordingly, Fund II's proportionate share of such annual fee was reduced from $666,000 to $333,000. The Investment Advisory Fee is paid quarterly in advance.

As provided by the Partnership Agreement of Fund II, the Managing General Partner of Fund II is entitled to receive an incentive distribution after limited partners have received their Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Deferred Distribution Amounts are distributable to partners on a pro-rata basis in accordance with their capital contributions, and certain amounts otherwise later payable to limited partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amounts are paid. There was no outstanding Deferred Distribution Amount payable to the Managing General Partner as of June 30, 2002.

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

Results of Operations

Net Investment Income or Loss - For the three months ended June 30, 2002, Fund II had a net investment loss of $1,696,000 compared to net investment income of $63,000 for the three months ended June 30, 2001. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from the $1,369,000 litigation settlement relating to Fund II's investment in Big V, as described above, a $332,000 decrease in investment income and a $58,000 increase in operating expenses. The decline in investment income includes a $122,000 decrease in interest from temporary investments which primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decline in investment income also includes a $210,000 decrease in interest from portfolio investments, due to interest earned on notes due from BioLease, Inc. during the 2001 period, including $189,000 of deferred interest on the subordinated note due from BioLease, which was recorded during the second quarter of 2001 as a payment in-kind note. The BioLease notes were sold in July 2001. The increase in operating expenses for the 2002 period compared to the same period in 2001 primarily resulted from an increase in legal fees relating to Fund II's investment in the Big V Entities. This increase was partially offset by the lower Investment Advisory Fee, as discussed below.

For the six months ended June 30, 2002, Fund II had a net investment loss of $1,939,000 compared to net investment income of $15,000 for the six months ended June 30, 2001. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from the $1,369,000 litigation settlement relating to Fund II's investment in Big V, as described above, a $552,000 decrease in investment income and a $33,000 increase in operating expenses. The decline in investment income includes a $319,000 decrease in interest from temporary investments which primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decline in investment income also includes a $233,000 decrease in interest from portfolio investments due to interest earned on notes due from BioLease during the 2001 period as discussed above. The increase in operating expenses for the 2002 period compared to the same period in 2001 primarily resulted from an increase in legal fees relating to Fund II's investment in the Big V Entities. This increase was partially offset by the lower Investment Advisory Fee, as discussed below.

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. Fund II's proportionate share of such fee was $666,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. Fund II's proportionate share of such annual fee is $333,000. As a result, the Investment Advisory Fee for the three months ended June 30, 2002 and 2001 was $83,000 and $167,000, respectively, and the Investment Advisory Fee for the six months ended June 30, 2002 and 2001 was $166,000 and $333,000, respectively.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000. Fund II's proportionate share of such annual fee is $222,000. As a result, the Fund Administration Fee for the three months ended June 30, 2002 and 2001 was $55,000 for both periods, and the Fund Administration Fee for the six months ended June 30, 2002 and 2001 was $111,000 for both periods. Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal and custody fees. Reimbursable Administrative Expenses for the three months ended June 30, 2002 and 2001 were $77,000 and $61,000, respectively, and Reimbursable Administrative Expenses for the six months ended June 30, 2002 and 2001 were $135,000 and $117,000, respectively.

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 2002, Fund II had a $16,049,000 realized loss from its portfolio investments resulting from the write-off of the remaining cost of its $14,536,000 investment in the Big V Entities and its $1,513,000 investment in FLA. Holdings, Inc. Both investments were previously carried at a value of zero, and the realized loss was accordingly offset by the reversal of unrealized depreciation discussed in the following paragraph.

Changes in Unrealized Depreciation of Portfolio Investments - For the three and six months ended June 30, 2002, Fund II had a $16,049,000 favorable change in unrealized depreciation of investments resulting from the reversal of unrealized depreciation in connection with the realized loss of its investments in the Big V Entities and FLA. Holdings, Inc., as discussed above. For the six months ended June 30, 2001, Fund II had a $3,784,000 unfavorable change in unrealized depreciation of portfolio investments, primarily resulting from the downward revaluation of its investment in the Big V Entities.

Net Assets - As of June 30, 2002, Fund II's net assets were $17,926,000 compared to $19,865,000 as of December 31, 2001. The reduced net asset value reflects the net investment loss of $1,939,000 for the six months ended June 30, 2002. Since Fund II's remaining investments in the Big V Entities and FLA. Holdings, Inc. had been fully reserved in prior periods, the write-off of the remaining cost of these investments during the six months ended June 30, 2002 resulted in no change to Fund II's net asset value.

As of June 30, 2001, Fund II's net assets were $31,105,000 compared to $34,874,000 as of December 31, 2000. The reduced net asset value reflects the net unrealized depreciation of $3,784,000, partially offset by net investment income of $15,000 for the six months ended June 30, 2001.

The net asset value per $1,000 unit of limited partnership interest ("Unit") in Fund II as of June 30, 2002 and December 31, 2001, was $78 and $87, respectively. The computed net asset value does not represent the current market value of a Unit, and limited partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of Fund II's assets.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2002, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on Fund II's financial position.

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

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

     1.  Exhibits:
           a) 99.1 Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           b) 99.2 Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     2.  Reports on Form 8-K:

           There were no reports filed on Form 8-K during the last quarter of the fiscal period covered by this interim report. However, the following report on Form 8-K was filed during the quarterly period following the fiscal period covered by this interim report:

           a) A report was filed on July 24, 2002 to disclose a reorganization settlement concerning Fund II's investment in the Big V Entities.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2002.



              ML-LEE ACQUISITION FUND II, L.P.


By:           Mezzanine Investments II, L.P.
              Managing General Partner


By:           ML Mezzanine II Inc.
              its General Partner


By:           /s/   Kevin K. Albert                      Dated:  August 14, 2002
              ---------------------------------------------------------
              Kevin K. Albert
              President
              ML Mezzanine II Inc.
              (Principal Executive Officer)
              (Principal Financial and Accounting Officer)