Form 10-Q
period 2002-09-30
ML LEE ACQUISITION FUND II L P
filed 2002-11-14
CIK 840334

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-17383


     ML-LEE ACQUISITION FUND II, L.P.
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                               04-3028398
--------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center, 26th Floor
New York, New York                                                    10080
--------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Title of each Class                    Name of each exchange on which registered
--------------------------------------------------------------------------
None                                                         Not applicable
--------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                           Units of Limited Partnership Interest
                                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

                                        ML-LEE ACQUISITION FUND II, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets, Liabilities and Partners' Capital as of September 30, 2002 and December 31, 2001 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001(Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2002 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

Item 4.       Controls and Procedures.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.
              --------------------

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (Unaudited) (dollars in thousands)

                                                                                        September 30,       December 31,
                                                                                            2002                   2001
                                                                                     ------------------     ------------------
Assets

Temporary investments at amortized cost                                                 $     17,571            $      19,798
Cash - interest bearing                                                                          154                      274
Prepaid assets                                                                                   150                       15
                                                                                        ------------            -------------

Total Assets                                                                            $     17,875            $      20,087
                                                                                        ============            =============

Liabilities and Partners' Capital

Liabilities:
Reimbursable administrative expenses payable                                            $         91            $          95
Accounts payable and accrued expenses                                                             21                      104
Accrued Independent General Partners' fees and expenses                                           12                       23
                                                                                        ------------            -------------
     Total Liabilities                                                                           124                      222
                                                                                        ------------            -------------

Partners' Capital:
Individual General Partner                                                                        10                       11
Managing General Partner                                                                         575                      580
Limited Partners (221,745 Units)                                                              17,166                   19,274
                                                                                        ------------            -------------
     Total Partners' Capital                                                                  17,751                   19,865
                                                                                        ------------            -------------

Total Liabilities and Partners' Capital                                                 $     17,875            $      20,087
                                                                                        ============            =============




See notes to financial statements.


ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                September 30,
                                                                          2002         2001             2002          2001
                                                                      ------------  -----------     -----------    -----------

Investment Income and Expenses

Investment Income:
   Interest from portfolio investments                                 $         -  $         8    $          -    $       241
   Reversal of accrued interest from portfolio investment                        -         (569)              -           (569)
   Interest from temporary investments                                          82          177             256            670
                                                                       -----------  -----------    ------------    -----------
   Total investment income (loss)                                               82         (384)            256            342
                                                                       -----------  -----------    ------------    -----------

Expenses:
   Litigation settlement                                                         -            -           1,369              -
   Investment advisory fee                                                      84           83             250            416
   Fund administration fee                                                      55           55             166            166
   Reimbursable administrative expenses                                         31           58             166            175
   Independent General Partners' fees and expenses                              25           20             150             66
   Legal fees                                                                   61           71             262            171
   Insurance expense                                                             1            2               7              6
                                                                       -----------  -----------    ------------    -----------
   Total expenses                                                              257          289           2,370          1,000
                                                                       -----------  -----------    ------------    -----------

Net Investment Loss                                                           (175)        (673)         (2,114)          (658)
                                                                       -----------  -----------    ------------    -----------

Realized and Unrealized Loss from Investments:

Realized loss from investments                                                   -          (39)        (16,049)           (39)
Change in unrealized depreciation of investments                                 -      (10,389)         16,049        (14,173)
                                                                       -----------  -----------    ------------    -----------

Net Realized and Unrealized Loss from Investments                                -      (10,428)              -        (14,212)
                                                                       -----------  -----------    ------------    -----------

Net Decrease in Net Assets Resulting From Operations                   $      (175) $   (11,101)   $     (2,114)   $   (14,870)
                                                                       ===========  ===========    ============    ===========

See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,
(dollars in thousands)

                                                                                                  2002                2001
                                                                                              ------------        ------------

Cash Flows From Operating Activities:
     Interest income                                                                         $       283             $     782
     Litigation settlement                                                                        (1,369)                    -
     Investment advisory fee                                                                        (333)                 (499)
     Fund administration fee                                                                        (222)                 (166)
     Reimbursable administrative expenses                                                           (170)                 (103)
     Independent General Partners' fees and expenses                                                (161)                  (80)
     Legal fees                                                                                     (345)                 (147)
     Net redemption (purchase) of temporary investments                                            2,200                  (648)
     Proceeds from dispositions of portfolio investments                                               -                   848
     Insurance expense                                                                                (3)                    -
     Cost of portfolio investments purchased                                                           -                   (11)
                                                                                             -----------             ---------

Net Cash Used In Operating Activities                                                               (120)                  (24)

Cash at Beginning of Period                                                                          274                   162
                                                                                             -----------             ---------

Cash at End of Period                                                                        $       154             $     138
                                                                                             ===========             =========



Reconciliation of net investment loss to net cash used in operating activities:

Net investment loss                                                                          $    (2,114)            $    (658)
                                                                                             -----------             ---------

Adjustments to reconcile net investment loss to net cash used in operating activities:

     Reversal of accrued interest from portfolio investment                                            -                   569
     Amortization of commitment fee income                                                             -                    (4)
     Decrease in investments at cost                                                               2,200                    50
     Decrease in accrued interest receivable                                                          27                    63
     Increase in other receivable                                                                      -                   (16)
     Increase in prepaid expenses, net                                                              (135)                  (77)
     (Decrease) increase in reimbursable administrative expenses payable                              (4)                   72
     Decrease in due to Independent General Partners                                                 (11)                  (13)
     (Decrease) increase in accounts payable and accrued expenses                                    (83)                   29
     Net realized loss from portfolio investments                                                      -                   (39)
                                                                                             -----------             ---------
Total adjustments                                                                                  1,994                   634
                                                                                             -----------             ---------

Net Cash Used In Operating Activities                                                        $      (120)            $     (24)
                                                                                             ===========             =========


See notes to financial statements.

ML-LEE ACQUISITION FUND II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2002
(dollars in thousands)



                                                              Individual        Managing
                                                                General          General          Limited
                                                                Partner          Partner         Partners            Total

Balance as of December 31, 2001                                    $    11         $   580       $    19,274       $    19,865

Net investment loss                                                     (1)             (5)           (2,108)           (2,114)

Net realized loss from investments                                      (4)            (36)          (16,009)          (16,049)

Change in unrealized depreciation of investments                         4              36            16,009            16,049
                                                                   -------         -------       -----------       -----------

Balance as of September 30, 2002                                   $    10         $   575       $    17,166(a)    $    17,751
                                                                   =======         =======       ===========       ===========



(a) The net asset value per $1,000 unit of limited partnership interest ("Unit") was $77 as of September 30, 2002. Cumulative cash distributions paid to limited partners from inception to September 30, 2002 totaled $1,303.




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

In December 2001, the Individual General Partners approved the final extension of the term of Fund II for an additional one year period, to allow for the orderly liquidation of Fund II's remaining assets. Fund II is now scheduled to dissolve no later than January 5, 2003. Thereafter, pursuant to Fund II's amended and restated agreement of limited partnership, as amended (the "Partnership Agreement"), Fund II will have up to an additional five year period to liquidate its remaining assets, if such additional period is required.

2.       Significant Accounting Policies

Valuation of Investments - As of September 30, 2002, Fund II had no investments other than temporary investments. The fair value of publicly listed securities for which market quotations are readily available, are valued using the public market price as of the last day of the valuation period. The fair value of publicly listed securities for which market quotations are not readily available, including securities restricted as to resale for which a corresponding publicly traded class exists, are valued in good faith by the Investment Adviser after approval by the Managing General Partner and approval of the Individual General Partners. Privately held securities generally are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such privately held investments generally are revalued if there is an objective basis for doing so at a different price. Investments are written down in value if the Investment Adviser and the General Partners believe adverse credit developments of a significant nature require a write-down of such securities. Investments are written up in value only if there has been an arms length third party transaction to support the increased valuation. Although the Investment Adviser and the General Partners use their best judgment in estimating the fair value of Fund II's portfolio investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount that could be realized if a readily available market existed for such securities, and the differences could be material.

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Temporary Investments - Investments in short term money market instruments with maturities of 90 days or less are stated at amortized cost, which approximates market value. Fund II held the following temporary investments as of September 30, 2002:

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------

American General Corp.                         1.71%       11/05/02         $    16,852          $      19         $    16,871
American General Corp.                         1.75%       10/16/02                 699                  1                 700
                                                                            -----------          ---------         -----------
Total Temporary Investments                                                 $    17,551          $      20         $    17,571
                                                                            ===========          =========         ===========

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

o third, 69.75% to the Limited Partners, 30.225% to the Managing General Partner and 0.025% to the Individual General Partner until the Managing General Partner has received 20.281% of the total profits allocated; and

o thereafter, 79.75% to the Limited Partners, 20.225% to the Managing General Partner and 0.025% to the Individual GeneralPartner.

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

As provided by Fund II's Partnership Agreement, the Managing General Partner of Fund II is entitled to receive an incentive distribution after Limited Partners have received a Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. The Managing General Partner received no incentive distributions during the nine months ended September 30, 2002.

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

5.       Portfolio Investments

On June 28, 2002, the United States Bankruptcy Court for the District of Delaware (the "Court") entered an order confirming the First Amended Joint Consolidated Liquidating Plan of Reorganization (the "Plan") for Big V Supermarkets, Inc. ("Big V" and together with Big V Holdings Corp. "BVH", Big V's parent company, and certain other related entities, the "Big V Entities"). The Plan, among other things, provided for the sale of substantially all of Big V's assets to a wholly owned subsidiary of Wakefern Food Corporation ("Wakefern"). Big V had been a member of Wakefern's food purchasing cooperative. On or about July 15, 2002, the sale to Wakefern's subsidiary was accomplished (subject to post-closing adjustments), and Big V currently is engaged in the process of resolving claims and distributing the proceeds of its estate.

The Plan also provided for the resolution of various potential claims against Fund II, the Retirement Fund, Thomas H. Lee Equity Partners, L.P. and others (collectively, the "Settling Parties").

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Specifically, under the Plan, (i) Fund II and the Retirement Fund received nothing on account of the subordinated debt and equity held in Big V; (ii) the equity in Big V held by Fund II, the Retirement Fund and Thomas H. Lee Equity Partners, L.P. was cancelled; (iii) certain payments were made jointly by and on behalf of Fund II, the Retirement Fund and Thomas H. Lee Equity Partners, L.P. and (iv) in exchange for these payments, Fund II and the other Settling Parties received broad releases of claims relating to or arising from their investment in Big V. Specifically, the releases cover all claims that could be asserted by or on behalf of Big V, all claims that could be asserted by or on behalf of Wakefern (including claims related to the Side Letters, as defined and discussed in previous filings), and also all claims that could be asserted by any creditor or party in interest that either voted in favor of the Plan or signed a lock-up letter supporting the Plan.


Fund II believes that the claims resolved by the above-described payments were without merit, that Fund II had meritorious defenses to such claims, and in any event that Fund II would likely have had insurance coverage for certain of the claims under insurance that previously had been procured by Thomas H. Lee Partners, L.P. or Thomas H. Lee Company ("THL"). Nevertheless, the complexity of the claims, the rights to insurance coverage on some but not all of the claims, and insurance coverage disputes raised by the insurer, made it likely that the cost of defending such claims and resolving issues with respect to insurance would be significant and for Fund II, would exceed the amount it would have to pay to obtain the releases. Accordingly, in July 2002, Fund II contributed $1,369,000 to fund its portion of the above-described payments, and to provide funds for use by or on behalf of the Settling Parties jointly to address claims not resolved by the Plan, as described below. Fund II will be entitled to receive its share of any available funds not needed under the Plan or to resolve other claims.


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


Although Fund II believes that the Plan has resolved the vast majority of potential claims related to or arising from Big V, there are some creditors who did not vote in favor of the Plan or sign a lock-up letter supporting the Plan and may retain claims against Fund II. In addition, creditors who did vote in favor of the Plan and/or sign a lock-up letter supporting the Plan may attempt to assert claims despite such vote or support. In connection with the joint payment described above, Fund II has agreed to cooperate with the other Settling Parties to address any remaining claims relating to or arising from Big V. At this time Fund II cannot estimate the extent of claims relating to Big V that may be asserted, or the magnitude or merits of any such claims. Fund II notes, however, that a limited number of members of Big V's former bank syndicate (which limited number of members have been paid in the aggregate, pursuant to the Plan, all but approximately $1.7 million of the approximately $12 million that had been owed to them by Big V) have initiated an action against THL relating to Big V. Fund II believes that the claims asserted by these banks in fact were released in connection with the Plan, and that otherwise there are defenses to these claims.

Until such time as such potential unresolved claims are settled or Fund II, in consultation with the other Settling Parties, determines that it has sufficient assets remaining to satisfy its actual or potential obligations relating to such unresolved claims, Fund II does not anticipate making any distributions to its partners. Fund II and the other Settling Parties will continue to monitor in good faith the appropriate amount of assets that each holds to provide for any such unresolved claims.

ML-LEE ACQUISITION FUND II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

As with the claims that are released under the Plan, Fund II believes that any potential unresolved claims are without merit and that Fund II has defenses to any liability from such claims. As discussed above, Fund II wrote-off the remaining cost of its investment in the Big V Entities as of June 30, 2002, realizing a loss of $14,536,000.

Additionally, due to continued business and financial difficulties at FLA. Holdings, Inc., Fund II wrote-off its remaining investment in the company as of June 30, 2002, realizing a loss of $1,513,000.

6.       Interim Financial Statements

The interim financial data as of September 30, 2002 and for the nine months ended September 30, 2002 and September 30, 2001 is unaudited. However, in the opinion of Fund II, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ------------------------------------------------------------------

Liquidity and Capital Resources

As of September 30, 2002, ML-Lee Acquisition Fund II, L.P. ("Fund II") held $154,000 in an interest-bearing cash account and $17,571,000 in temporary investments consisting of short-term discounted commercial paper securities with maturities of less than 90 days. Interest earned from such investments for the three and nine months ended September 30, 2002 totaled $82,000 and $256,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses of Fund II and contingent obligations, if any, as discussed below, will be obtained from these existing cash reserves and the related interest on such reserves. Fund II, together with ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), are referred to herein as the "Funds".


In December 2001, the Individual General Partners approved the final extension of the term of Fund II for an additional one year period, to allow for the orderly liquidation of Fund II's remaining assets. Fund II is now scheduled to dissolve no later than January 5, 2003. Thereafter, pursuant to the Partnership Agreement, Fund II will have up to an additional five year period to liquidate its remaining assets.

As more fully described in Note 5 of notes to financial statements, included in
Part I, Item 1 of this Form 10-Q, the bankruptcy court has confirmed a plan of reorganization for Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). In connection therewith, in July 2002, Fund II contributed $1,369,000 to fund its portion of certain payments due under the plan in exchange for broad releases of certain claims, and to provide funds for use by or on behalf of the Settling Parties (as described in Note 5 of notes to financial statements) jointly to address claims not resolved by the plan. Additionally, as part of the settlement, the subordinated debt and the equity of Big V held by Fund II have been cancelled.

With all of its portfolio investments now liquidated, it is expected that Fund II will complete its liquidation at such time as all potential unresolved claims relating to Big V are settled or otherwise resolved to the satisfaction of Fund II and the other Settling Parties to the plan. At this time (and subject to the description contained in Note 5 of notes to financial statements), Fund II cannot estimate the likely extent of any claims being asserted, or the magnitude or merits of any such claims. Fund II and the other Settling Parties will continue to monitor in good faith the appropriate amount of asssets that each holds to provide for any such unresolved claims. In addition, the General Partners currently cannot predict how these contingencies may affect the timing of the termination of Fund II, or the final amount of liquidating distributions to be paid to limited partners.


Results of Operations

Net Investment Income or Loss - For the three months ended September 30, 2002 and 2001, Fund II had a net investment loss of $175,000 and $673,000, respectively. The favorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from a $466,000 favorable change in investment income and a $32,000 decrease in operating expenses. The favorable change in investment income for the period is the result of the reversal, as of September 30, 2001, of $569,000 of accrued interest due on the Big V subordinated notes, offset by a $95,000 decrease in interest from temporary investments and an $8,000 decrease in interest from portfolio investments. The decrease in interest from temporary investments primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decrease in interest income from portfolio investments is the result of the sale in July 2001 of interest bearing notes due from BioLease, Inc. The decrease in operating expenses primarily resulted from a decrease in reimbursable administrative expenses and legal fees for the 2002 period compared to the same period in 2001.

For the nine months ended September 30, 2002 and 2001, Fund II had a net investment loss of $2,114,000 and $658,000, respectively. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from the $1,369,000 litigation settlement relating to Fund II's investment in Big V, as discussed above, an $86,000 decrease in investment income and a $1,000 increase in operating expenses. The unfavorable change in investment income includes a $414,000 decrease in interest from temporary investments, which primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decline in investment income also includes a $241,000 decrease in interest from portfolio investments, due to interest earned on notes due from BioLease, Inc. during the 2001 period, as discussed above. These amounts were offset by the reversal, as of September 30, 2001, of accrued interest of $569,000 due on the Big V subordinated notes. The slight increase in operating expenses for the 2002 period compared to the same period in 2001 primarily resulted from an increase in legal fees relating to Fund II's investment in the Big V Entities, which was mostly offset by the lower Investment Advisory Fee for the 2002 period, as discussed below.

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. Fund II's proportionate share of such fee was $666,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. Fund II's proportionate share of such annual fee is $333,000. As a result, the Investment Advisory Fee for the three months ended September 30, 2002 and 2001 was $83,250 for both periods, and the Investment Advisory Fee for the nine months ended September 30, 2002 and 2001 was $250,000 and $416,000, respectively.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000. Fund II's proportionate share of such annual fee is $222,000. As a result, the Fund Administration Fee for the three months ended September 30, 2002 and 2001 was $55,500 for both periods, and the Fund Administration Fee for the nine months ended September 30, 2002 and 2001 was $166,500 for both periods. Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal and custody fees. Reimbursable Administrative Expenses for the three months ended September 30, 2002 and 2001 were $31,000 and $58,000, respectively, and Reimbursable Administrative Expenses for the nine months ended September 30, 2002 and 2001 were $166,000 and $175,000, respectively.

Realized Gains and Losses from Portfolio Investments - Fund II had no realized gains or losses from portfolio investments for the three months ended September 30, 2002. For the nine months ended September 30, 2002, Fund II had a $16,049,000 realized loss from its portfolio investments resulting from the write-off of the remaining cost of its $14,536,000 investment in the Big V Entities and its $1,513,000 investment in FLA. Holdings, Inc. Both investments were previously carried at a value of zero, and the realized loss was accordingly offset by the reversal of unrealized depreciation discussed below.

For the three and nine months ended September 30, 2001, Fund II had a net realized loss from its portfolio investments of $39,000. In July 2001, Fund II received net proceeds of $848,000 from the sale of its holdings of BioLease, Inc. and BioTransplant, Inc. compared to the cost basis of such holdings totaling $887,000, resulting in a realized loss of $39,000.

Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 2002, Fund II had a $16,049,000 favorable change in unrealized depreciation of investments resulting from the reversal of unrealized depreciation in connection with the realized loss of its investments in the Big V Entities and FLA. Holdings, Inc., as discussed above.

For the nine months ended September 30, 2001, Fund II had a $14,173,000 unfavorable change in unrealized depreciation of portfolio investments, primarily resulting from a $14,537,000 downward revaluation of Fund II's investments in the Big V Entities, reducing the carrying value of this investment to $0 as of September 30, 2001. This decline was partially offset by a $316,000 upward revaluation of the $668,000 subordinated note due from BioLease, Inc., which was repaid in July 2001, as discussed above. Additionally, during the period, $48,000 of unrealized depreciation was reversed due to the sale of Fund II's investment in BioLease, Inc. and BioTransplant, Inc.

Net Assets - As of September 30, 2002, Fund II's net assets were $17,751,000 compared to $19,865,000 as of December 31, 2001. The reduced net asset value reflects the net investment loss of $2,114,000 for the nine months ended September 30, 2002. Since Fund II's remaining investments in the Big V Entities and FLA. Holdings, Inc. had been fully reserved in prior periods, the write-off of the remaining cost of these investments during the nine months ended September 30, 2002 resulted in no change to Fund II's net asset value.

As of September 30, 2001, Fund II's net assets were $20,004,000 compared to $34,874,000 as of December 31, 2000. The reduced net asset value reflects the net unrealized depreciation of $14,173,000, the net realized loss of $39,000, and the net investment loss of $658,000 for the nine months ended September 30, 2001.

The net asset value per $1,000 unit of limited partnership interest ("Unit") in Fund II as of September 30, 2002 and December 31, 2001, was $77 and $87, respectively. The computed net asset value does not represent the current market value of a Unit, and limited partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of Fund II's assets.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk.
             ---------------------------------------------------------

As of September 30, 2002, Fund II maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on Fund II's financial position.

Item 4.       Controls and Procedures.
              -----------------------

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated the effectiveness of our controls and procedures within 90 days of the filing of this quarterly report on Form 10-Q. Based on their evaluation of such controls and procedures, our chief executive officer and chief financial officer believe such controls and procedures to be effective.

Additionally, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

           The following report on Form 8-K was filed during the quarterly period covered by this interim report:

           a) A report was filed on July 24, 2002 to disclose a reorganization settlement concerning Fund II's investment in the Big V Entities.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2002.



              ML-LEE ACQUISITION FUND II, L.P.


By:           Mezzanine Investments II, L.P.
              Managing General Partner


By:           ML Mezzanine II Inc.
              its General Partner


By:                                                   Dated:  November 14, 2002
              /s/ Kevin K. Albert
              -------------------------------
              Kevin K. Albert
              President
              ML Mezzanine II Inc.
              (Principal Executive Officer)


By:                                                   Dated:  November 14, 2002
              /s/ Curtis W. Cariddi
              ----------------------------------------
              Curtis W. Cariddi
              Treasurer
              ML Mezzanine II Inc.
              (Principal Financial Officer)

                  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

         I, Kevin K. Albert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML-Lee Acquisition Fund II, L.P. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's general partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                        /s/ Kevin K. Albert
                                         -----------------------------
                                            Kevin K. Albert
                                            President, ML Mezzanine II Inc.
                                            Chief Executive Officer

                  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

         I, Curtis W. Cariddi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML-Lee Acquisition Fund II, L.P. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's general partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                              /s/  Curtis W. Cariddi
                                               -----------------------------
                                                 Curtis W. Cariddi
                                                 Treasurer, ML Mezzanine II Inc.
                                                 Chief Financial Officer